Form 10-Q
period 2003-09-30
DIRECTV FINANCING CO INC; DIRECTV HOLDINGS LLC; DIRECTV OPERATIONS LLC; DIRECTV INC; USSB II INC; DIRECTV MERCHANDISING INC; DIRECTV CUSTOMER SERVICES INC
filed 2003-11-07
CIK 1234307, 1234308, 1237917, 1237918, 1237919, 1237921, 1237922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 333-106529

DIRECTV HOLDINGS LLC

DIRECTV FINANCING CO., INC.

(Exact name of registrant as specified in its charter)

DIRECTV Holdings LLC – Delaware DIRECTV Financing Co., Inc. – Delaware	25-1902628 59-3772785
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2230 East Imperial Highway, El Segundo, California 90245

(Address of principal executive offices, including zip code)

(310) 964-5000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrants have met the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and are therefore filing this Quarterly Report on Form 10-Q with the reduced disclosure format.

PART I – FINANCIAL INFORMATION

DIRECTV HOLDINGS LLC

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(dollars in millions)
Revenues	$1,932.2	$1,616.4	$5,440.5	$4,631.8
Operating Costs and Expenses, exclusive of depreciation and amortization expense shown separately below
Programming and other costs	770.1	651.0	2,168.5	1,878.4
Subscriber service expenses	159.3	147.0	466.5	444.7
Subscriber acquisition costs:
Third party customer acquisitions	366.4	332.4	985.6	1,014.9
Direct customer acquisitions	111.9	45.9	249.1	111.7
Retention, upgrade and other marketing costs	143.3	92.2	325.8	286.2
Broadcast operations expenses	26.8	32.9	98.9	93.1
General and administrative expenses	119.6	110.5	356.1	348.0
Depreciation and amortization expense	122.6	102.1	371.1	283.2

Total Operating Costs and Expenses	1,820.0	1,514.0	5,021.6	4,460.2

Operating Profit	112.2	102.4	418.9	171.6
Interest expense, net	(54.6)	(19.2)	(141.1)	(74.0)
Other income (loss), net	—	159.7	(4.0)	159.4

Income Before Income Taxes	57.6	242.9	273.8	257.0
Income tax expense	(21.6)	(91.4)	(102.7)	(96.7)

Net Income	$36.0	$151.5	$171.1	$160.3

Reference should be made to the Notes to the Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2003	December 31, 2002
	(dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$380.2	$14.1
Accounts receivable, net of allowances of $51.2 and $54.3	450.9	506.7
Inventories, net	129.0	62.6
Prepaid expenses and other	554.3	545.8

Total Current Assets	1,514.4	1,129.2
Satellites, net of accumulated depreciation of $451.9 and $384.2	981.5	1,011.3
Property, net of accumulated depreciation of $1,048.2 and $851.9	728.7	838.6
Goodwill, net	2,891.1	2,888.5
Intangible Assets, net	568.2	623.7
Other Assets	118.3	87.3

Total Assets	$6,802.2	$6,578.6

LIABILITIES AND OWNER’S EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,223.0	$1,139.2
Unearned subscriber revenue and deferred credits	214.9	156.6
Current portion of long-term debt	12.2	—

Total Current Liabilities	1,450.1	1,295.8
Long-Term Debt	2,612.8	—
Other Liabilities and Deferred Credits	354.3	477.6
Deferred Income Taxes	244.0	246.7
Commitments and Contingencies
Owner’s Equity
Capital stock and additional paid-in capital	2,793.6	5,385.1
Accumulated deficit	(652.6)	(823.7)

Subtotal Owner’s Equity	2,141.0	4,561.4

Accumulated Other Comprehensive Loss
Accumulated unrealized losses on securities	—	(2.9)

Total Owner’s Equity	2,141.0	4,558.5

Total Liabilities and Owner’s Equity	$6,802.2	$6,578.6

Reference should be made to the Notes to the Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
	(dollars in millions)
Cash Flows from Operating Activities
Net Cash Provided by Operating Activities	$539.1	$146.8

Cash Flows from Investing Activities
Expenditures for property and equipment	(137.7)	(204.5)
Expenditures for satellites	(38.3)	(84.7)
Proceeds from sale of property and investments	—	217.5

Net Cash Used in Investing Activities	(176.0)	(71.7)

Cash Flows from Financing Activities
Net cash contribution from (distribution to) Parent	4.9	(79.1)
Cash proceeds from financing transactions, net	2,625.0	—
Distribution to Parent	(2,558.5)	—
Debt issuance costs	(68.4)	—

Net Cash Provided by (Used in) Financing Activities	3.0	(79.1)

Net increase (decrease) in cash and cash equivalents	366.1	(4.0)
Cash and cash equivalents at beginning of the period	14.1	15.4

Cash and cash equivalents at end of the period	$380.2	$11.4

Supplemental Cash Flow Information
Interest paid	$131.3	$82.5
Income taxes paid	$63.0	—

Reference should be made to the Notes to the Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note 1: Basis of Presentation and Description of Business

On June 11, 2002, Hughes Electronics Corporation (“Hughes” or “Parent”) formed DIRECTV Holdings LLC (“DIRECTV Holdings” or “DIRECTV”). Hughes contributed its wholly-owned subsidiary, DIRECTV Enterprises, LLC and its subsidiaries (“DTVE”), to DIRECTV Holdings along with certain premium subscription programming contracts that it acquired from United States Satellite Broadcasting Company, Inc. (“USSB”) in May 1999. The formation of DIRECTV Holdings is the result of transfers of net assets by entities under common control. Therefore, the financial statements reflect Hughes’ historical cost basis in the net assets and the consolidated results of operations associated with the net assets since the date of their original acquisition by Hughes (See Note 2 for further discussion).

DIRECTV Holdings is a wholly-owned subsidiary of Hughes, which is a wholly-owned subsidiary of General Motors Corporation (“GM”). DTVE’s wholly-owned subsidiaries consist of DIRECTV Operations, LLC, DIRECTV Merchandising, Inc., DIRECTV Customer Services, Inc., USSB II, Inc., RSG Resource Supply GmbH, and DIRECTV, Inc.

The accompanying unaudited consolidated financial statements of DIRECTV Holdings and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal recurring items) which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. The unaudited consolidated financial statements herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Registration Statement on Form S-4 (Registration No. 333-106529), as filed with the Securities and Exchange Commission on August 19, 2003, relating to the registrants’ 8 3/8 Senior Notes due 2013 of DIRECTV Holdings and DIRECTV Financing Co., Inc. and the related guarantees of those notes.

In April 1999, Hughes acquired PRIMESTAR Inc.’s 2.3 million subscriber medium-power direct-to-home satellite business (“PRIMESTAR”). PRIMESTAR provided medium-power direct-to-home satellite services to the PRIMESTAR By DIRECTV customers. The medium-power PRIMESTAR business was discontinued on September 30, 2000, after converting approximately 1.5 million customers to the DIRECTV® service. On January 9, 2001, PRIMESTAR was merged into DTVE.

In May 1999, Hughes acquired the high-power satellite assets and orbital frequencies of Tempo Satellite, Inc. (“The Tempo Satellite Assets”). The acquisition of The Tempo Satellite Assets provided an in-orbit satellite, a satellite that had not yet been launched (the DIRECTV 5 satellite) and related orbital frequencies. In May 1999, Hughes contributed The Tempo Satellite Assets to DTVE.

The USSB acquisition provided contracts for 25 channels of video programming, including premium networks such as HBO®, Showtime®, Cinemax®, and The Movie Channel®, which are now being offered to DIRECTV’s customers. In June 2002, Hughes contributed the premium programming contracts to DIRECTV Holdings.

The DIRECTV service was introduced in the United States in 1994 and was one of the first high-powered, all digital, direct-to-home television distribution services in North America. At September 30, 2003, DIRECTV owned a fleet of seven in-orbit high-power satellites, four of which are located at 101 degrees west longitude (“WL”), one of which is located at 119 WL, one of which is located at 110 WL, and one of which is in super synchronous orbit. DIRECTV expects to increase its fleet of satellites with the launch of DIRECTV 7S in the

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

first quarter of 2004, DIRECTV 8 in the second quarter of 2005 and DIRECTV 9S in the fourth quarter of 2005. DIRECTV entertainment and information programs are transmitted from its digital broadcast centers located in Castle Rock, Colorado and Los Angeles, California to its in-orbit satellites. The programming is then received by customers using DIRECTV® receiving equipment, which includes a small satellite dish, a digital set-top receiver and a remote control. DIRECTV receiving equipment is manufactured by Hughes Network Systems, Inc. (“HNS”), a subsidiary of Hughes, Thomson Consumer Electronics (RCA) and other name brand consumer electronics companies. The DIRECTV receiving equipment is distributed to consumers through national retail and consumer electronics stores, satellite television dealers, regional telephone companies, DIRECTV’s direct customer acquisition program and rural and urban dealer networks. DIRECTV has a single operating segment with all revenues to date generated from U.S. based subscribers and customers.

Through February 28, 2003, DIRECTV participated in the centralized cash management system of Hughes, wherein cash receipts were transferred to and cash disbursements were funded by Hughes on a daily basis. The amount of cash and cash equivalents reported by DIRECTV prior to February 28, 2003 represented amounts held outside of the cash management system.

The net cash activity associated with Hughes, which includes the activity associated with the cash management system and Hughes’ funding of DIRECTV’s payroll, was recorded as a net capital contribution from or distribution to Parent. The net cash activity with Hughes was recorded as a net capital contribution from Parent, in the amount of $4.9 million for the nine months ended September 30, 2003 and a net capital distribution to Parent, in the amount of to $79.1 million for the nine months ended September 30, 2002.

During the first quarter of 2003, DIRECTV raised approximately $2,625.0 million of cash through a series of financing transactions that are described in Note 8. Substantially all of the cash proceeds from the financing transactions, which amounted to $2,558.5 million, net of debt issuance costs, were distributed to Hughes in the first quarter of 2003 and recorded as a distribution to Parent. DIRECTV’s future cash requirements will be funded from cash on-hand, cash generated from operations or additional borrowings, as needed.

News Corporation Transactions

On April 9, 2003, GM, Hughes and The News Corporation Limited (“News Corporation”) announced the signing of definitive agreements that provide for, among other things, the split-off of Hughes from GM and the simultaneous sale of GM’s approximately 19.8% retained economic interest in Hughes to News Corporation. GM would receive approximately $3.84 billion, comprised of approximately $3.07 billion in cash and the remainder payable in News Corporation Preferred American Depositary Shares and/or cash, at News Corporation’s election. Immediately after the split-off, News Corporation would acquire an additional approximately 14.2% of the outstanding Hughes common stock from the former GM class H common stockholders through a merger of a wholly-owned subsidiary of News Corporation with and into Hughes, which would provide News Corporation with a total of 34% of the outstanding capital stock of Hughes. In addition, GM would receive a special cash dividend from Hughes of $275 million in connection with the transactions. Hughes expects to pay this dividend using available cash balances.

If the News Corporation transactions are completed, Mr. K. Rupert Murdoch, chairman and chief executive officer of News Corporation, would become chairman of Hughes, and Mr. Chase Carey, who is currently serving as a director of and an advisor to News Corporation, would become president and chief executive officer of Hughes. Mr. Eddy Hartenstein, chairman and chief executive officer of DIRECTV and senior executive vice president of Hughes, would be named vice chairman of Hughes. Hughes would have 11 directors, the majority of whom would be independent directors.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The News Corporation transactions remain subject to certain conditions, including, among other things, obtaining U.S. antitrust and Federal Communications Commission approvals. No assurances can be given that the approvals will be obtained or the transactions will be completed.

The completion of the News Corporation transactions will not result in a change of control under the indenture governing the senior notes or under DIRECTV’s senior secured credit facility.

Note 2: Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of DIRECTV Holdings and its majority owned subsidiaries, after elimination of intercompany accounts and transactions. The contribution of PRIMESTAR and The Tempo Satellite Assets by Hughes to DTVE and subsequent contribution of DTVE and the premium subscription programming contracts of USSB by Hughes to DIRECTV Holdings (collectively, the “Reorganization”) have been treated as a transfer of net assets by entities under common control. Accordingly, the financial statements reflect Hughes’ historical cost basis in the net assets and the consolidated results of operations associated with the net assets since the date of their original acquisition by Hughes.

Use of Estimates in the Preparation of the Financial Statements

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts which differ from those estimates.

Revenue Recognition

Subscription and pay-per-view revenues are recognized when programming is broadcast to subscribers. Subscriber fees for multiple set-top receivers and equipment rental are recognized as revenue, monthly as earned. Advertising revenue is recognized when the related services are performed. Programming payments received from subscribers in advance of the broadcast are recorded as “Unearned subscriber revenue and deferred credits” in the consolidated balance sheets until earned.

Programming and Other Costs

The cost of television programming distribution rights is recognized when the related programming is distributed. The cost of television programming rights to distribute live sporting events for a season or tournament is charged to expense using the straight-line method over the course of the season or tournament. However, for live sporting events with multi-year contracts and minimum guarantee payments, DIRECTV charges the costs of these events to expense based on the ratio of each period’s revenues to the estimated total contract revenues to be earned over the contract period. Estimated total contract revenues are evaluated by management at least annually. If the minimum guarantee on an individual contract exceeds the estimated total contract revenues, a loss equal to the amount of such difference would be recognized immediately. Programming costs are included in “Programming and other costs” in the consolidated statements of operations.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Advance payments in the form of cash and equity instruments from programming content providers for carriage of their signal are deferred and recognized as a reduction of “Programming and other costs” in the consolidated statements of operations on a straight-line basis over the related contract term. Equity instruments are recorded at fair value based on quoted market prices or appraised values based on an independent third-party valuation. Also recorded as a reduction of programming costs is the amortization of a provision for above-market programming contracts that was recorded in connection with the 1999 USSB transaction. The provision was based upon an independent third-party appraisal and recorded at its net present value, with interest expense recognized over the remaining term of the contract. The current and long-term portions of these deferred credits are recorded in the consolidated balance sheets in “Accounts payable and accrued liabilities” and “Other Liabilities and Deferred Credits” and amortized using the interest method over the related contract terms.

Subscriber Acquisition Costs

Subscriber acquisition costs (“SAC”) in the consolidated statements of operations consist of costs incurred to acquire new DIRECTV subscribers through third parties and DIRECTV’s direct customer acquisition program. The deferred portion of the costs is included in “Prepaid expenses and other” in the consolidated balance sheets.

SAC is incurred to acquire new DIRECTV subscribers and primarily consists of amounts paid for third party customer acquisitions, which consist of the cost of commissions paid to authorized retailers and dealers for subscribers added through their respective distribution channels, and the cost of hardware and installation subsidies for subscribers added through DIRECTV’s direct customer acquisition program. Additional components of SAC include subsidies paid to manufacturers of DIRECTV receiving equipment, if any, and the cost of print, radio and television advertising. The cost of advertising and manufacturer subsidies is expensed as incurred. Manufacturer subsidies for hardware activated on the DIRECTV service prior to August 2000 are payable over five years, the present value of which was accrued in the period of activation with interest expense recorded over the term of the obligation. The current portion of these manufacturer subsidies are recorded in the consolidated balance sheets in “Accounts payable and accrued liabilities”, with the long-term portion recorded in “Other Liabilities and Deferred Credits”.

Substantially all commissions paid to retailers and dealers for third party customer acquisitions, although paid in advance, are earned by the retailer or dealer over 12 months from the date of subscriber activation and may be recouped by DIRECTV on a pro-rata basis should the subscriber cancel the DIRECTV service during the 12 month service period. Accordingly, prepaid commissions are deferred and amortized to expense over the 12 month service period. The amount deferred is limited to the estimated average gross margin (equal to an average subscriber’s revenue to be earned over 12 months, less the related costs of programming) to be derived from the subscriber over the 12 month period. The excess commission over the estimated gross margin and non-refundable commissions are expensed immediately.

The cost of installation and hardware under DIRECTV’s direct customer acquisition program is deferred when a customer commits to 12 months of the DIRECTV service. The amount deferred is amortized to expense over the commitment period and limited to the estimated gross margin (equal to the contractual revenues to be earned from the subscriber over 12 months, less the related cost of programming) expected to be earned over the contract term, less a reserve for estimated unrecoverable amounts. The cost of installation and hardware in excess of the estimated gross margin and where no customer commitment is obtained is expensed immediately.

DIRECTV actively monitors the recoverability of prepaid commissions and deferred installation and hardware costs. To the extent DIRECTV charges back a retailer or dealer for a prepaid commission, DIRECTV offsets the amount due against amounts payable to the retailers/dealers, and therefore, recoverability of prepaid

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

commissions, net of existing reserves, is reasonably assured. Generally, new subscribers secure their accounts by providing a credit card or other identifying information and agree that a pro-rated early termination fee of $150 will be assessed if the subscriber cancels service prior to the end of the commitment period. As a result, the ability to charge the subscriber an early termination fee, together with existing reserves, reasonably assures the recoverability of deferred installation and hardware costs.

Income Taxes

DIRECTV and Hughes join in the filing of a consolidated U.S. federal income tax return with GM. DIRECTV and Hughes will cease to be a member of the GM consolidated group for federal income tax purposes upon the completion of the proposed Hughes split-off.

DIRECTV’s tax sharing agreement with Hughes was amended as of February 28, 2003 as a result of the first quarter 2003 financing transactions. The agreements were amended to permit DIRECTV to utilize tax losses incurred subsequent to February 27, 2003 to reduce DIRECTV’s tax liability in future periods.

Income taxes are determined based upon DIRECTV’s tax sharing agreement with Hughes, which generally provides that the current income tax liability or receivable be computed as if DIRECTV were a separate taxpayer, however, tax losses incurred prior to February 28, 2003, and not utilized to reduce DIRECTV’s tax liability in the period in which such losses originated are not available to reduce DIRECTV’s tax liability in future periods.

Losses that DIRECTV generates provide tax benefits to Hughes that are recognized by DIRECTV and Hughes in their respective financial statements. The tax benefits attributable to such losses incurred prior to February 28, 2003 were transferred to Hughes in non-cash transactions and recorded as a capital distribution to Parent.

Cash Flows

Cash equivalents consist of highly liquid investments purchased with original maturities of three months or less.

Inventories

Inventories consist of DIRECTV receiving equipment, which is mostly used for DIRECTV’s direct customer acquisition program, and also consist of raw materials, work in process and finished goods for DIRECTV system access cards. Inventories are stated at the lower of average cost or market.

Property, Satellites and Depreciation

Property and satellites are carried at cost. The amounts capitalized for satellites currently being constructed and those that have been successfully launched include the costs of construction, launch, launch insurance and related capitalized interest. The amounts capitalized for subscriber leased set-top receivers include the costs of hardware and installation. Depreciation is computed generally using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the life of the asset or term of the lease.

Goodwill and Intangible Assets

DIRECTV adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. Goodwill and intangible assets with indefinite lives are subject to write-down, as needed, based upon an impairment analysis that must occur at least annually, or sooner if an event occurs or circumstances change that would more likely than not result in an impairment loss. Other intangible assets are amortized using the straight-line method over their expected useful lives, which range from 5 to 15 years.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Valuation of Long-Lived Assets

DIRECTV evaluates the carrying value of long-lived assets to be held and used, other than goodwill and intangible assets with indefinite lives, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the estimated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal.

Stock Compensation

At times, Hughes issues GM Class H common stock options and restricted stock units to employees, including DIRECTV employees. Beginning in the first quarter of 2003, DIRECTV adopted the fair value based method of accounting for stock-based employee compensation of SFAS No. 123, “Accounting for Stock-Based Compensation” and the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123.” DIRECTV elected to follow the prospective method of adoption, which resulted in the recognition of fair value based compensation cost in the consolidated statements of operations for stock options and other stock-based awards granted to employees on or after January 1, 2003. Stock options and other stock-based awards granted prior to January 1, 2003 continue to be accounted for under the intrinsic value method of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” in the consolidated statements of operations. See additional information related to stock compensation in Note 3.

Market Concentrations and Credit Risk

Accounts Receivable, Net—Subscribers. DIRECTV sells programming services and extends credit, in amounts generally not exceeding $100 each, to a large number of individual residential subscribers throughout the United States. As applicable, allowances are maintained for anticipated losses.

Accounts Receivable, Net—NRTC and Affiliates. DIRECTV has significant accounts receivable from the National Rural Telecommunications Cooperative (“NRTC”) and the NRTC’s largest affiliate, Pegasus Satellite Television, Inc. (“Pegasus”). The accounts receivable from the NRTC are associated with an agreement granting NRTC an exclusive right to distribute certain DIRECTV programming in certain territories until the end of life of the DIRECTV-1 satellite. The NRTC pays DIRECTV a fee based on gross revenues billed to customers located in those territories. The NRTC also pays DIRECTV customer-based fees for technical and operational services such as satellite telemetry, tracking and control, and security, broadcast and billing services. A significant portion of the receivable from the NRTC represents reimbursement of programming costs incurred by DIRECTV on behalf of the NRTC. Pursuant to its agreement with DIRECTV, NRTC has provided DIRECTV with an irrevocable letter of credit renewable every six months, in an amount approximating the prior three months of programming and operational receivables (at time of renewal) under the agreement.

A portion of the amounts receivable from the NRTC and Pegasus result from DIRECTV separately contracting with the NRTC and Pegasus to market and sell primarily premium movie services transmitted from five frequencies located at 101 WL, as well as frequencies located at 110 and 119 WL. Further, DIRECTV has recorded amounts receivable of approximately $54 million from Pegasus as a result of a marketing agreement, now terminated, pursuant to which Pegasus was to pay DIRECTV a specified amount for certain new customer activations in Pegasus territories that DIRECTV had subsidized. The payment of these amounts is currently in dispute.

Management monitors DIRECTV’s exposure for amounts receivable from Pegasus and the NRTC on a regular basis. As applicable, allowances are maintained for anticipated losses.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accounting Changes

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires the recognition of costs associated with exit or disposal activities when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces previous guidance provided by Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” DIRECTV adopted SFAS No. 146 on January 1, 2003. The adoption of this statement did not affect DIRECTV’s consolidated results of operations or financial position.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 requires the allocation of revenues into separate units of accounting for transactions that involve more than one deliverable and contain more than one unit of accounting. DIRECTV elected to apply the accounting required by EITF Issue No. 00-21 prospectively to transactions entered into after June 30, 2003. The adoption of this standard did not materially affect DIRECTV’s consolidated results of operations or financial position.

On February 1, 2003, DIRECTV adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires the consolidation of a variable interest entity (“VIE”) where an equity investor achieves a controlling financial interest through arrangements other than voting interests, and it is determined that the investor will absorb a majority of the expected losses and/or receive the majority of residual returns of the VIE. An entity is deemed a VIE if, by intention, the equity investment at risk by the investor is insufficient to permit the VIE to finance its activities without additional subordinated financial support, and under certain other circumstances. The determination as to whether an investment is an investment in a VIE is based on the circumstances on the date of investment or when certain events occur that would indicate a potential change in a previous determination. The adoption of FIN 46 did not have a material impact on DIRECTV’s consolidated results of operations or financial position.

Note 3: Stock-Based Compensation

The following table presents the effect on earnings of recognizing compensation cost as if the fair value based method had been applied to all outstanding and unvested stock options and other stock-based awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(dollars in millions)
Net income, as reported	$36.0	$151.5	$171.1	$160.3
Add: Stock compensation cost (benefit), net of taxes, included above	1.5	(0.3)	3.1	1.0
Deduct: Assumed stock compensation cost, net of taxes, under the fair value based method	(4.5)	(9.1)	(19.6)	(36.8)

Pro forma net income	$33.0	$142.1	$154.6	$124.5

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The pro forma amounts for compensation cost are not necessarily indicative of the amounts to be reported in future periods.

Note 4: Inventories

Major Classes of Inventories

	September 30, 2003	December 31, 2002
	(dollars in millions)
Raw materials	$29.7
Work in process	19.6
Finished goods	80.4	$64.2
Reserve for excess and obsolete inventory	(0.7)	(1.6)

Inventories, net	$129.0	$62.6

Note 5: Goodwill and Intangible Assets

The following table sets forth the amounts recorded for goodwill and intangible assets at September 30, 2003:

	Estimated Useful Lives (years)	Gross Amount	Accumulated Amortization	Net Amount
	(dollars in millions)
Goodwill		$3,095.4	$(204.3)	$2,891.1
Intangible Assets:
Orbital Slots	Indefinite	$463.0	$(30.6)	$432.4
Subscriber Base	2	220.0	(181.9)	38.1
Dealer Network	12	130.0	(32.3)	97.7

Total Intangible Assets		$813.0	$(244.8)	$568.2

The following represents amounts recorded for the amortization of intangible assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(dollars in millions)
Subscriber Base	$16.2	—	$48.6	—
Dealer Network	2.3	—	6.9	—

Total Amortization of Intangible Assets	$18.5	—	$55.5	—

Prior to the issuance of EITF No. 02-17 “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination” in October 2002, DIRECTV had reclassified its subscriber base and dealer network intangible assets to goodwill as part of the 2002 implementation of SFAS No. 142, “Goodwill and Other Intangible Assets” and therefore no amortization expense was recorded in the first three quarters of 2002 for these assets. However, due to the clarifying guidance provided by EITF No. 02-17 on the treatment of certain subscriber related relationships, at the beginning of the fourth quarter of 2002, the subscriber base and dealer network intangible assets were reinstated and amortized from the date of reinstatement over their remaining lives.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In accordance with SFAS No. 142, no amortization expense is recorded for goodwill and intangible assets with indefinite lives. Estimated amortization expense for intangible assets in each of the next five years is as follows: $18.5 million for the remainder of 2003, $31.1 million in 2004, $9.2 million in 2005, $9.2 million in 2006, $9.2 million in 2007, $9.2 million in 2008 and $49.4 million thereafter.

Note 6: Investments in Marketable Securities

During the first quarter of 2003, DIRECTV distributed to Hughes all of DIRECTV’s marketable equity investments. The distribution was a transfer of assets by entities under common control and was reflected at DIRECTV’s cost basis as a capital distribution to Parent. These investments, which included DIRECTV’s equity investments in Crown Media Holdings, Inc., TiVo Inc. and XM Satellite Radio Holdings, Inc., had an aggregate book value of $52.6 million at the date of transfer, which is net of a $2.9 million accumulated unrealized loss.

Note 7: Comprehensive Income (Loss)

DIRECTV’s comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(dollars in millions)
Net income	$36.0	$151.5	$171.1	$160.3
Other comprehensive loss:
Unrealized holding losses on securities	—	(120.6)	—	(207.5)

Total comprehensive income (loss)	$36.0	$30.9	$171.1	$(47.2)

Note 8: Debt

Long-Term Debt

	Interest Rates at September 30, 2003	September 30, 2003
		(dollars in millions)
Notes payable	8.375%	$1,400.0
Credit facilities	4.004%	1,225.0

Total debt		2,625.0
Less: current portion of long-term debt	4.004%	12.2

Total long-term debt		$2,612.8

Notes Payable. On February 28, 2003, DIRECTV Holdings and DIRECTV Financing Co., Inc. (“DIRECTV Financing” and, together with DIRECTV Holdings, the “Co-Issuers”) issued $1,400.0 million in senior notes due in 2013 in a private placement transaction. The ten-year senior notes bear interest at 8.375%. Principal on the senior notes is payable upon maturity, while interest is payable semi-annually beginning September 15, 2003. The senior notes have been fully and unconditionally guaranteed, jointly and severally, by each of DIRECTV Holdings’ domestic subsidiaries (other than DIRECTV Financing) (the “Guarantor Subsidiaries”) on a senior unsecured basis. The amount of interest accrued related to the senior notes was $4.9 million at September 30, 2003. Pursuant to a registration rights agreement with the initial purchasers of the senior notes, the Co-Issuers and the Guarantor Subsidiaries completed an exchange offer on September 24, 2003, whereby all holders of the original notes elected to exchange their existing senior notes for registered notes with identical terms, except that the registered notes have been registered under the Securities Act of 1933, as amended, and do not bear the legends restricting their transfer.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Credit Facilities. On March 6, 2003, DIRECTV entered into a $1,675.0 million senior secured credit facility, comprised of a $375.0 million Term Loan A, of which $175.0 million was drawn, a $1,050.0 million Term Loan B, which was fully drawn, and a $250.0 million revolving credit facility, which was undrawn. Borrowings under the Term Loan A and the revolving credit facility bear interest at the London Interbank Offered Rate (“LIBOR”) plus 3.50%. Borrowings under the Tern Loan B bore interest at LIBOR plus 3.50% until it was replaced in August 2003 by the Term Loan B-1. DIRECTV distributed to Hughes the $2.56 billion of proceeds, net of debt issuance costs, from these financing transactions.

In August 2003, DIRECTV amended the senior secured credit facility to replace the $1,050.0 million Term Loan B with a new $1,225.0 million Term Loan B-1 and to reduce the size of the Term Loan A from $375.0 million to $200.0 million, repaying the $175.0 million that was previously outstanding under the Term Loan A with the additional borrowings from the Term Loan B-1. Borrowings under the Term Loan B-1 bear interest at a rate equal to LIBOR plus 2.75%, which may be increased or decreased under certain conditions. The revolving credit facility was not affected by the amendment. DIRECTV is required to pay a commitment fee of 0.50% and 1.25% per year on the unused commitments under the revolving credit facility and Term Loan A, respectively. The revolving credit facility and the Term Loan A each have terms of five years and the Term Loan B-1 matures in 2010. Principal payments under the Term Loan A are due in varying amounts from 2004 to 2008. Principal payments under the Term Loan B-1 are due primarily in 2008 to 2010. As of September 30, 2003, the Term Loan A and the revolving credit facility were undrawn and the Term Loan B-1 was fully drawn. The Term Loan A may be drawn by DIRECTV until December 2003 and those proceeds may be distributed to Hughes. The revolving portion of the senior secured credit facility is available to DIRECTV to fund working capital and other requirements. The senior secured credit facility is secured by substantially all of DIRECTV’s assets and is fully and unconditionally guaranteed, jointly and severally, by the Guarantor Subsidiaries and DIRECTV Financing. The amount of interest accrued related to the senior secured credit facility was $11.8 million at September 30, 2003.

Covenants and Restrictions. The senior secured credit facility requires DIRECTV to maintain certain financial covenants. The senior notes and the senior secured credit facility also include covenants that restrict the Co-Issuers and the Guarantor Subsidiaries’ ability to, among other things, (i) incur additional indebtedness, (ii) place liens upon assets, (iii) make distributions, (iv) pay dividends or make certain other restricted payments and investments, (v) consummate asset sales, (vi) enter into certain transactions with affiliates, (vii) conduct businesses other than DIRECTV’s current or related businesses, (viii) merge or consolidate with any other person, (ix) sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of DIRECTV’s assets, (x) make voluntary prepayments of certain debt (including any repayment of the senior notes), and (xi) make capital expenditures. Should DIRECTV fail to comply with its covenants, all or a portion of DIRECTV’s borrowings under the senior notes and senior secured credit facility could become immediately payable. At September 30, 2003, DIRECTV was in compliance with all such covenants.

Note 9: Commitments and Contingencies

Litigation

General Electric Capital Corporation (“GECC”) and DIRECTV, Inc. entered into a contract on July 31, 1995, pursuant to which GECC agreed to establish and manage a private label consumer credit program for consumer purchases of hardware and related DIRECTV programming. Under the contract, GECC also agreed to provide certain related services to DIRECTV, Inc., including credit risk scoring, billing and collections services. DIRECTV, Inc. agreed to act as a surety for loans complying with the terms of the contract. Hughes guaranteed DIRECTV Inc.’s performance under the contract. A trial commenced on June 12, 2000 regarding the contract

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and on July 21, 2000, the jury returned a verdict in favor of GECC and awarded contract damages in the amount of $133.0 million, which included prejudgment interest. The trial judge also issued an order granting GECC $48.5 million in interest under Connecticut’s offer-of-judgment statute. With this order, the total judgment entered in GECC’s favor was $181.5 million. Hughes and DIRECTV, Inc. appealed the judgment and while the appeal was pending, post-judgment interest on the total judgment was accruing at a rate of 6.241% per year, compounded annually, from the date judgment was entered in October 2000. During April 2002, DIRECTV, Inc. entered into settlement negotiations with GECC. On June 4, 2002, the parties executed an agreement to settle the matter for $180.0 million. As of December 31, 1999, DIRECTV, Inc. had accrued $50.0 million associated with the expected settlement of the claim. As a result of the June 4, 2002 settlement, DIRECTV, Inc. recorded a charge of $56.0 million to “General and administrative expenses” in the consolidated statement of operations for the year ended December 31, 2000, representing the unaccrued portion of GECC’s original claim. The portion of the settlement associated with interest is reflected as a charge to “Interest expense, net” in the amount of $23.0 million and $39.0 million, for the years ended December 31, 2001 and 2000, respectively. The settlement, inclusive of an additional $12.0 million of interest expense accrued in 2002 ($6.0 million accrued in each of the first and second quarters of 2002), was paid to GECC in June 2002.

Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, governmental inquiries, claims, and proceedings are pending against DIRECTV, including those arising out of customer account fees and charges; advertising and other business practices; employment-related matters; intellectual property; and retailer, supplier, and other contractual relationships. DIRECTV has established reserves for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or other treble damage claims, or demands for licensing fees that if granted, could require DIRECTV to pay damages or make other expenditures in amounts that could not be estimated at September 30, 2003. Management believes that any such liability will not have a material adverse effect on DIRECTV’s consolidated financial condition or results of operations.

Other

DIRECTV uses in-orbit and launch insurance to mitigate the potential financial impact of satellite fleet in-orbit and launch failures unless the premium costs are considered uneconomic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. The insurance generally does not compensate for business interruption or loss of future revenues or customers. DIRECTV generally relies on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact of satellite failure on DIRECTV’s ability to provide service. At September 30, 2003, the book value of satellites not insured amounted to $431.4 million.

At September 30, 2003, minimum future commitments under noncancelable operating leases having lease terms in excess of one year were primarily for real property and aggregated $117.0 million, payable as follows: $11.9 million for the remainder of 2003, $29.8 million in 2004, $23.2 million in 2005, $17.8 million in 2006, $16.5 million in 2007 and $17.8 million thereafter. Certain of these leases contain escalation clauses and renewal or purchase options. Rental expenses under operating leases was $24.3 million and $22.2 million for the nine months ended September 30, 2003 and 2002, respectively.

Minimum payments under DIRECTV’s current contractual commitments, which include agreements for programming, manufacturer subsidies, telemetry, tracking and control services, and the cost of planned satellite construction and launch are anticipated to be approximately $167.2 million for the remainder of 2003, $587.0 million in 2004, $291.3 million in 2005, $412.8 million in 2006, $617.2 million in 2007 and $352.4 million thereafter.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Including the senior notes and senior secured credit facility described in Note 8, DIRECTV’s notes payable and credit facilities mature as follows: $12.2 million in 2004; $12.2 million in 2005; $12.2 million in 2006; $12.2 million in 2007; and $2,576.2 million thereafter.

Note 10: Condensed Consolidating Financial Statements

The following presents the condensed consolidating statements of operations for the three and nine months ended September 30, 2003 and 2002, the condensed consolidating statements of cash flows for the nine months ended September 30, 2003 and 2002 and the condensed consolidating balance sheets as of September 30, 2003 and December 31, 2002 of the Co-Issuers, Guarantor Subsidiaries, and the eliminations necessary to present DIRECTV Holdings’ financial statements on a consolidated basis. RSG Resource Supply GmbH, a foreign subsidiary, which is not a guarantor of the senior notes or the senior secured credit facility and has no material operations, assets or liabilities, has been included in the “Guarantor Subsidiaries” column in the presentation below. These condensed consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of DIRECTV Holdings.

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2003

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(dollars in millions)
Revenues	$220.3	$1,932.3	$(220.4)	$1,932.2
Operating Costs and Expenses, exclusive of depreciation and amortization expense shown separately below
Programming and other costs	133.0	857.4	(220.3)	770.1
Subscriber service expenses	—	159.3		159.3
Subscriber acquisition costs:
Third party customer acquisitions	—	366.4	—	366.4
Direct customer acquisitions	—	111.9	—	111.9
Retention, upgrade and other marketing costs	—	143.3	—	143.3
Broadcast operations expenses	—	26.8	—	26.8
General and administrative expenses	0.2	119.5	(0.1)	119.6
Depreciation and amortization expense	—	122.6	—	122.6

Total Operating Costs and Expenses	133.2	1,907.2	(220.4)	1,820.0

Operating Profit	87.1	25.1	—	112.2
Equity in pre-tax income of consolidated subsidiaries	23.9	—	(23.9)	—
Interest expense, net	(53.4)	(1.2)	—	(54.6)

Income Before Income Taxes	57.6	23.9	(23.9)	57.6
Income tax expense	(21.6)	(9.0)	9.0	(21.6)

Net Income	$36.0	$14.9	$(14.9)	$36.0

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2002

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(dollars in millions)
Revenues	$207.2	$1,616.5	$(207.3)	$1,616.4
Operating Costs and Expenses, exclusive of depreciation and amortization expense shown separately below
Programming and other costs	122.9	735.3	(207.2)	651.0
Subscriber service expenses	—	147.0	—	147.0
Subscriber acquisition costs:
Third party customer acquisitions	—	332.4	—	332.4
Direct customer acquisitions	—	45.9	—	45.9
Retention, upgrade and other marketing costs	—	92.2	—	92.2
Broadcast operations expenses	—	32.9	—	32.9
General and administrative expenses	0.1	110.5	(0.1)	110.5
Depreciation and amortization expense	—	102.1	—	102.1

Total Operating Costs and Expenses	123.0	1,598.3	(207.3)	1,514.0

Operating Profit	84.2	18.2	—	102.4
Equity in pre-tax income of consolidated subsidiaries	174.6	—	(174.6)	—
Interest expense, net	(15.9)	(3.3)	—	(19.2)
Other income, net	—	159.7	—	159.7

Income Before Income Taxes	242.9	174.6	(174.6)	242.9
Income tax expense	(91.4)	(65.8)	65.8	(91.4)

Net Income	$151.5	$108.8	$(108.8)	$151.5

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2003

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(dollars in millions)
Revenues	$642.7	$5,440.9	$(643.1)	$5,440.5
Operating Costs and Expenses, exclusive of depreciation and amortization expense shown separately below
Programming and other costs	400.3	2,410.9	(642.7)	2,168.5
Subscriber service expenses	—	466.5	—	466.5
Subscriber acquisition costs:
Third party customer acquisitions	—	985.6	—	985.6
Direct customer acquisitions	—	249.1	—	249.1
Retention, upgrade and other marketing costs	—	325.8	—	325.8
Broadcast operations expenses	—	98.9	—	98.9
General and administrative expenses	0.5	356.0	(0.4)	356.1
Depreciation and amortization expense	—	371.1	—	371.1

Total Operating Costs and Expenses	400.8	5,263.9	(643.1)	5,021.6

Operating Profit	241.9	177.0	—	418.9
Equity in pre-tax income of consolidated subsidiaries	168.9	—	(168.9)	—
Interest expense, net	(137.0)	(4.1)	—	(141.1)
Other income, net	—	(4.0)	—	(4.0)

Income Before Income Taxes	273.8	168.9	(168.9)	273.8
Income tax expense	(102.7)	(63.4)	63.4	(102.7)

Net Income	$171.1	$105.5	$(105.5)	$171.1

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2002

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(dollars in millions)
Revenues	$586.5	$4,632.2	$(586.9)	$4,631.8
Operating Costs and Expenses, exclusive of depreciation and amortization expense shown separately below
Programming and other costs	362.6	2,102.3	(586.5)	1,878.4
Subscriber service expenses	—	444.7	—	444.7
Subscriber acquisition costs:	—		—
Third party customer acquisitions	—	1,014.9	—	1,014.9
Direct customer acquisitions	—	111.7	—	111.7
Retention, upgrade and other marketing costs	—	286.2	—	286.2
Broadcast operations expenses	—	93.1	—	93.1
General and administrative expenses	0.4	348.0	(0.4)	348.0
Depreciation and amortization expense	—	283.2	—	283.2

Total Operating Costs and Expenses	363.0	4,684.1	(586.9)	4,460.2

Operating Profit (Loss)	223.5	(51.9)	—	171.6
Equity in pre-tax income of consolidated subsidiaries	83.9	—	(83.9)	—
Interest expense, net	(50.4)	(23.6)	—	(74.0)
Other income, net	—	159.4	—	159.4

Income Before Income Taxes	257.0	83.9	(83.9)	257.0
Income tax expense	(96.7)	(31.8)	31.8	(96.7)

Net Income	$160.3	$52.1	$(52.1)	$160.3

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheet

As of September 30, 2003

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(dollars in millions)
ASSETS
Total Current Assets	$437.3	$1,121.3	$(44.2)	$1,514.4
Satellites, net	—	981.5		981.5
Property, net	—	728.7		728.7
Goodwill, net	1,827.6	1,063.5		2,891.1
Intangible Assets, net	—	568.2		568.2
Other Assets	2,909.1	54.6	(2,845.4)	118.3

Total Assets	$5,174.0	$4,517.8	$(2,889.6)	$6,802.2

LIABILITIES AND OWNER’S EQUITY
Total Current Liabilities	$222.3	$1,238.4	$(10.6)	$1,450.1
Long-Term Debt	2,612.8	—	—	2,612.8
Other Liabilities and Deferred Credits	197.9	557.7	(157.3)	598.3
Owner’s Equity
Capital stock and additional paid-in capital	2,793.6	3,887.1	(3,887.1)	2,793.6
Accumulated deficit	(652.6)	(1,165.4)	1,165.4	(652.6)

Total Owner’s Equity	2,141.0	2,721.7	(2,721.7)	2,141.0

Total Liabilities and Owner’s Equity	$5,174.0	$4,517.8	$(2,889.6)	$6,802.2

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheet

As of December 31, 2002

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(dollars in millions)
ASSETS
Total Current Assets	$48.2	$1,081.0	$—	$1,129.2
Satellites, net	—	1,011.3	—	1,011.3
Property, net	—	838.6	—	838.6
Goodwill, net	1,827.6	1,060.9	—	2,888.5
Intangible Assets, net	—	623.7	—	623.7
Other Assets	3,158.6	87.3	(3,158.6)	87.3

Total Assets	$5,034.4	$4,702.8	$(3,158.6)	$6,578.6

LIABILITIES AND OWNER’S EQUITY
Total Current Liabilities	$177.0	$1,118.8	$—	$1,295.8
Other Liabilities and Deferred Credits	296.0	584.2	(155.9)	724.3
Owner’s Equity
Capital stock and additional paid-in capital	5,385.1	4,252.6	(4,252.6)	5,385.1
Accumulated deficit	(823.7)	(1,249.9)	1,249.9	(823.7)

Subtotal Owner’s Equity	4,561.4	3,002.7	(3,002.7)	4,561.4

Accumulated Other Comprehensive Loss
Accumulated unrealized losses on securities	—	(2.9)	—	(2.9)

Total Owner’s Equity	4,561.4	2,999.8	(3,002.7)	4,558.5

Total Liabilities and Owner’s Equity	$5,034.4	$4,702.8	$(3,158.6)	$6,578.6

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2003

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(dollars in millions)
Cash Flows from Operating Activities
Net Cash Provided by Operating Activities	$39.2	$510.5	$(10.6)	$539.1

Cash Flows from Investing Activities
Expenditures for property and equipment	—	(137.7)	—	(137.7)
Expenditures for satellites	—	(38.3)	—	(38.3)

Net Cash Used in Investing Activities	—	(176.0)	—	(176.0)

Cash Flows from Financing Activities
Net cash contribution from (to) Parent	353.5	(348.6)	—	4.9
Cash proceeds from financing transaction	2,625.0	—	—	2,625.0
Distribution to Parent	(2,558.5)	—	—	(2,558.5)
Debt issuance costs	(68.4)	—	—	(68.4)

Net Cash Provided by (Used in) Financing Activities	351.6	(348.6)	—	3.0

Net increase (decrease) in cash and cash equivalents	390.8	(14.1)	(10.6)	366.1
Cash and cash equivalents at beginning of the period	—	14.1		14.1

Cash and cash equivalents at the end of the period	$390.8	$—	$(10.6)	$380.2

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2002

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(dollars in millions)
Cash Flows from Operating Activities
Net Cash Provided by Operating Activities	$101.9	$44.9	—	$146.8

Cash Flows from Investing Activities
Expenditures for property and equipment	—	(204.5)	—	(204.5)
Expenditures for satellites	—	(84.7)	—	(84.7)
Proceeds from sale of property and investments	—	217.5	—	217.5

Net Cash Used in Investing Activities	—	(71.7)	—	(71.7)

Cash Flows from Financing Activities
Net cash contribution from (distribution to) Parent	(101.9)	22.8	—	(79.1)

Net Cash (Used in) Provided by Financing Activities	(101.9)	22.8	—	(79.1)

Net decrease in cash and cash equivalents	—	(4.0)	—	(4.0)
Cash and cash equivalents at beginning of the period	—	15.4	—	15.4

Cash and cash equivalents at the end of the period	$—	$11.4	—	$11.4

DIRECTV HOLDINGS LLC

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations for the periods described below. This discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report.

This Quarterly Report may contain certain statements that we believe are, or may be considered to be, “forward-looking statements,” within the meaning of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as we “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from historical results or from those expressed or implied by the relevant forward-looking statement. Risk factors which could cause actual performance and future actions to differ materially from forward-looking statements made herein include, but are not limited to, the following:

•	we are a wholly-owned subsidiary of Hughes Electronics Corporation, also referred to as Hughes or Parent, and an indirect wholly-owned subsidiary of General Motors Corporation, or GM, and any change of control of Hughes or us could adversely affect our business;

•	we are highly leveraged and subject to numerous constraints on our ability to raise additional debt;

•	we may be unable to obtain needed retransmission consents, Federal Communications Commission, or FCC, authorizations or other governmental licenses;

•	our satellite launches may be delayed or fail and our in-orbit satellites may malfunction or fail prematurely;

•	the possibility of terrorist attacks, war or other military action against foreign countries, and changes in international political conditions as a result of these events, may continue to adversely affect the United States and the global economy;

•	weaknesses in the U.S. economy may harm our business;

•	service interruptions arising from technical anomalies on some satellites, or caused by war, terrorist activities or natural disasters, may cause customer cancellations or otherwise harm our business;

•	we face intense and increasing competition from providers in the multi-channel video programming distribution, or MVPD, industry; new competitors may enter the MVPD business and new technologies may increase competition in the industry;

•	satellite programming signals have been pirated and could be pirated in the future, which could cause us to lose subscribers and revenue or result in higher costs to us;

•	programming costs may increase beyond our current expectations;

•	future acquisitions, strategic partnerships and divestitures may involve additional uncertainties;

•	we are party to various lawsuits that, if adversely decided, could have a significant adverse impact on our business; and

•	we may face other risks described from time to time in periodic reports filed by us and Hughes with the Securities Exchange Commission, or SEC.

Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward looking statements included in this Quarterly Report are made only as of the date of this Quarterly Report and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

DIRECTV HOLDINGS LLC

Business Overview

On June 11, 2002, Hughes formed DIRECTV Holdings LLC as a wholly-owned subsidiary of Hughes. Hughes, which is a wholly-owned subsidiary of General Motors, also referred to as GM, contributed its wholly-owned subsidiary, DIRECTV Enterprises, LLC, and its subsidiaries to us along with certain premium subscription programming contracts that it acquired from United States Satellite Broadcasting Company, Inc., or USSB, in May 1999. The wholly-owned domestic subsidiaries of DIRECTV Enterprises, LLC consist of DIRECTV Operations, LLC, DIRECTV Merchandising, Inc., DIRECTV Customer Services, Inc., USSB II, Inc., RSG Resource Supply GmbH, and DIRECTV, Inc. Our formation and capitalization is the result of transfers of net assets by entities under common control. Therefore, the financial statements reflect Hughes’ historical cost basis in the net assets and the consolidated results of operations associated with the net assets since the date of their original acquisition by Hughes.

During April 2002, we entered into settlement negotiations with General Electric Capital Corporation, or GECC, to settle a claim arising from a contractual arrangement whereby GECC managed a credit program for consumers who purchased our programming and related equipment. On June 4, 2002, the parties executed an agreement to settle the matter for $180.0 million. The settlement, of which $168.0 million was accrued prior to January 1, 2002 and $12.0 million of additional interest was accrued in 2002 ($6 million in each the first and second quarters of 2002), was paid to GECC in June 2002.

In August 2002, we sold about 8.8 million shares of common stock of Thomson multimedia, SA, or Thomson, for approximately $211.0 million in cash, resulting in a pre-tax gain of $158.6 million recorded in “Other income, net” in the consolidated statements of operations.

In December 2002, we announced a five-year agreement with the NFL for the exclusive digital broadcast satellite television rights to the NFL SUNDAY TICKET™ through 2007 and exclusive multichannel television rights through 2005. Our agreement with the NFL allows us to distribute expanded programming to our NFL SUNDAY TICKET™ subscribers, including games broadcast in a high definition, or HD, format and the NFL CHANNEL™ on the DIRECTV service.

During the first quarter of 2003, we raised approximately $2,625.0 million in cash through a series of financing transactions described in “Liquidity and Capital Resources” below. Substantially all of the cash proceeds from the financing transaction, which amounted to $2,558.5 million, net of debt issuance costs, were distributed to Hughes and recorded as a distribution to Parent.

In October 2003, we announced that we entered into an agreement with Space Systems/Loral to construct two new satellites, DIRECTV 8 and DIRECTV 9S, at an expected cost of approximately $220.0 million, excluding launch and insurance costs. In addition, we agreed to pay Space Systems/Loral an additional $25.0 million for the completion of the DIRECTV 7S satellite. DIRECTV 8, which is expected to be launched in the

DIRECTV HOLDINGS LLC

second quarter of 2005, will provide national coverage from 101 degrees west longitude, or WL, and will also be able to operate from 110 and 119 WL. DIRECTV 9S, which is expected to be launched in the fourth quarter of 2005, will be designed to operate from 101 and 119 WL and is expected to operate as a back-up for our DIRECTV 4S satellite, which is currently in-orbit, and DIRECTV 7S satellite, which we plan to launch and place into service in the first quarter of 2004.

News Corporation Transactions

On April 9, 2003, GM, Hughes and The News Corporation Limited, also referred to as News Corporation, announced the signing of definitive agreements that provide for, among other things, the split-off of Hughes from GM and the simultaneous sale of GM’s approximately 19.8% retained economic interest in Hughes to News Corporation. GM would receive approximately $3.84 billion, comprised of approximately $3.07 billion in cash and the remainder payable in News Corporation Preferred American Depositary Shares and/or cash, at News Corporation’s election. Immediately after the split-off, News Corporation would acquire an additional approximately 14.2% of the outstanding Hughes common stock from the former GM Class H common stockholders through a merger of a wholly owned subsidiary of News Corporation with and into Hughes, which would provide News Corporation with a total of 34% of the outstanding capital stock of Hughes. In addition, GM would receive a special cash dividend from Hughes of $275 million in connection with the transactions. Hughes expects to pay this dividend using available cash balances.

If the News Corporation transactions are completed, Mr. K. Rupert Murdoch, chairman and chief executive officer of News Corporation, would become chairman of Hughes, and Mr. Chase Carey, who is currently serving as a director of and an advisor to News Corporation, would become president and chief executive officer of Hughes. Mr. Eddy Hartenstein, chairman and chief executive officer of DIRECTV and senior executive vice president of Hughes, would be named vice chairman of Hughes. Hughes would have 11 directors, the majority of whom would be independent directors.

The News Corporation transactions remain subject to certain conditions, including, among other things, obtaining U.S. antitrust and FCC approvals. No assurances can be given that the approvals will be obtained or the transactions will be completed.

The completion of the News Corporation transactions will not result in a change of control under the indenture governing the senior notes or as defined in our senior secured credit facility.

Explanation of Key Metrics and Other Items

Revenues. Revenues are mostly derived from subscriber subscriptions to basic and premium channel programming, pay-per-view programming and seasonal and live sporting events. Revenues are also derived from fees from subscribers with multiple set-top receivers, DIRECTV- The Guide, access card sales and advertising services.

Revenues also include fees earned from the National Rural Telecommunications Cooperative, or NRTC, which are equal to a percentage of the subscriber revenues earned from the subscribers located in certain areas (mainly rural). As a result of an arrangement with the NRTC, subscribers in such areas may purchase the vast majority of our services only through NRTC’s members or affiliates.

DIRECTV HOLDINGS LLC

Programming and Other Costs. These costs primarily include license fees for subscription service programming, pay-per-view movies, live sports and other events. Other costs include expenses associated with the publication and distribution of DIRECTV- The Guide, access cards provided to set-top receiver manufacturers, continuing service fees paid to third parties for active DIRECTV subscribers, warranty service premiums paid to a third party, and production costs for on-air advertisements sold to third parties.

Subscriber Service Expenses. Subscriber service expenses include the costs of customer call centers, billing, remittance processing and certain home services expenses, such as in-home repair costs.

Subscriber Acquisition Costs—Third Party Customer Acquisitions. These costs represent direct costs incurred to acquire new DIRECTV subscribers through a third party, which include authorized DIRECTV retailers and dealers. These costs consist of third party commissions, print and television advertising and manufacturer subsidies incurred for DIRECTV® receiving equipment, if any.

Subscriber Acquisition Costs—Direct Customer Acquisitions. These costs consist primarily of hardware, installation, advertising and customer call center expenses associated with new DIRECTV subscribers added through our direct customer acquisition program.

SAC. SAC, which represents total subscriber acquisition costs stated on a per subscriber basis, is calculated by dividing total subscriber acquisition costs for a period (the sum of subscriber acquisition costs reported for third party customer acquisitions and direct customer acquisitions) by the number of gross new owned and operated subscribers acquired during the period.

Retention, Upgrade and Other Marketing Costs. Retention costs primarily include the costs of loyalty programs offered to existing subscribers in an effort to reduce subscriber churn. Our costs for the loyalty programs include the costs of installing or providing hardware under our movers program (for subscribers relocating to a new residence), our multiple set-top receiver offer, our local channel upgrade initiatives, our DVR (digital video recorder) upgrade program, and other similar initiatives and third party commissions incurred for the sale of additional set-top receivers and advanced set-top receivers to existing subscribers. Other marketing costs are primarily associated with payroll and benefit costs for our in-house marketing department.

Upgrade and other marketing costs represent the cost of selling and promoting additional DIRECTV services to existing subscribers, such as premium channel programming, pay-per-view programming, and seasonal and live sporting events. These costs are incurred in an effort to increase average revenue per subscriber.

Broadcast Operations Expenses. These expenses include broadcast center operating costs, signal transmission expenses (including costs of collecting signals for our local channel offerings), and costs of monitoring, maintaining and insuring our satellites. Also included are engineering expenses associated with deterring theft of the DIRECTV signal.

General and Administrative Expenses. These costs include departmental costs for legal, administrative services, finance and information technology. These costs also include expenses for bad debt and other operating expenses, such as legal settlements, and gains or losses from the disposal of fixed assets.

Operating Profit Before Depreciation and Amortization. Operating Profit Before Depreciation and Amortization, which is a financial measure that is not determined in accordance with accounting principles generally accepted in the United States of America, or GAAP, is calculated by adding amounts under the caption “Depreciation and amortization expense” to “Operating Profit”, as presented in the Consolidated Statements of Operations. This measure should be used in conjunction with GAAP financial measures and is not presented as

DIRECTV HOLDINGS LLC

an alternative measure of operating results, as determined in accordance with GAAP. Our management and Parent use Operating Profit Before Depreciation and Amortization to evaluate our operating performance and to allocate resources and capital. This metric is also used as a measure of performance for incentive compensation purposes and to measure income generated from operations that could be used to fund capital expenditures, service debt or pay taxes. Depreciation and amortization expense primarily represents an allocation to current expense of the cost of historical capital expenditures and for intangible assets resulting from prior business acquisitions. To compensate for the exclusion of depreciation and amortization from operating profit, our management and Parent separately measure and budget for capital expenditures and business acquisitions.

We believe this measure is useful to investors, along with GAAP measures (such as revenues, operating profit and net income), to compare our operating performance to other communications, entertainment and media service providers. We believe that investors use current and projected Operating Profit Before Depreciation and Amortization and similar measures to estimate our current or prospective enterprise value and make investment decisions. This metric provides investors with a means to compare operating results exclusive of depreciation and amortization. We believe this is useful given the significant variation in depreciation and amortization expense that can result from the timing of capital expenditures, the capitalization of intangible assets in purchase accounting, potential variations in expected useful lives when compared to other companies and periodic changes to estimated useful lives.

Operating Profit Before Depreciation and Amortization margin is calculated by dividing Operating Profit Before Depreciation and Amortization by total revenues.

Average Monthly Revenue Per Subscriber. Average monthly revenue per subscriber, or ARPU, is calculated by dividing average monthly revenues for the period (total revenues during the period divided by the number of months in the period) by average DIRECTV owned and operated subscribers for the period, which excludes subscribers who receive our services from the members and affiliates of the NRTC. Average subscribers are calculated for the year and the period by adding the number of owned and operated subscribers as of the beginning of the year and for each quarter end in the current year or period and dividing by the sum of the number of quarters in the period plus one. Average subscribers for the quarter are calculated by adding the beginning and ending owned and operated subscribers for the quarter and dividing by two.

Average Monthly Subscriber Churn. Average monthly subscriber churn represents the number of DIRECTV subscribers whose service is disconnected, expressed as a percentage of the average total number of DIRECTV subscribers. Churn is calculated by dividing the average monthly number of disconnected DIRECTV owned and operated subscribers for the period (total subscribers disconnected during the period divided by the number of months in the period) by average DIRECTV owned and operated subscribers for the period. Average subscribers are calculated for the year and the period by adding the number of DIRECTV owned and operated subscribers as of the beginning of the year and for each quarter end in the current year or period and dividing by the sum of the number of quarters in the period plus one. Average subscribers for the quarter are calculated by adding the beginning and ending DIRECTV owned and operated subscribers for the quarter and dividing by two.

Subscriber Count. The total number of DIRECTV subscribers includes DIRECTV owned and operated subscribers and customers of the NRTC’s members and affiliates that subscribe to our service. DIRECTV subscribers include only those subscribers who are actively subscribing to the DIRECTV service, including seasonal subscribers and subscribers who are in the process of relocating.

DIRECTV HOLDINGS LLC

Results of Operations

The following table sets forth, for the periods indicated, our unaudited consolidated statements of operations and certain other operating data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(dollars in millions, except per subscriber data)
Revenues	$1,932.2	$1,616.4	$5,440.5	$4,631.8
Operating Costs and Expenses, exclusive of depreciation and amortization expense shown separately below
Programming and other costs	770.1	651.0	2,168.5	1,878.4
Subscriber service expenses	159.3	147.0	466.5	444.7
Subscriber acquisition costs:
Third party customer acquisitions	366.4	332.4	985.6	1,014.9
Direct customer acquisitions	111.9	45.9	249.1	111.7
Retention, upgrade and other marketing costs	143.3	92.2	325.8	286.2
Broadcast operations expenses	26.8	32.9	98.9	93.1
General and administrative expenses	119.6	110.5	356.1	348.0
Depreciation and amortization expense	122.6	102.1	371.1	283.2

Total Operating Costs and Expenses	1,820.0	1,514.0	5,021.6	4,460.2

Operating Profit	112.2	102.4	418.9	171.6
Interest expense, net	(54.6)	(19.2)	(141.1)	(74.0)
Other income (loss), net	—	159.7	(4.0)	159.4

Income Before Income Taxes	57.6	242.9	273.8	257.0
Income tax expense	(21.6)	(91.4)	(102.7)	(96.7)

Net Income	$36.0	$151.5	$171.1	$160.3

Other Data:
Operating profit	$112.2	$102.4	$418.9	$171.6
Depreciation and amortization expense	122.6	102.1	371.1	283.2

Operating Profit Before Depreciation and Amortization	$234.8	$204.5	$790.0	$454.8

Average monthly revenue per subscriber (ARPU)	$63.70	$59.20	$61.20	$58.10
Average monthly subscriber churn	1.6%	1.7%	1.5%	1.7%
Average subscriber acquisition costs—per subscriber (SAC)	$590	$555	$575	$535
Total number of subscribers—platform (000’s)	11,852	10,921	11,852	10,921
Total owned and operated subscribers (000’s)	10,275	9,201	10,275	9,201

DIRECTV HOLDINGS LLC

Three Months Ended September 30, 2003 Compared with the Three Months Ended September 30, 2002

Subscribers We had approximately 10.3 million owned and operated subscribers at September 30, 2003, compared with approximately 9.2 million owned and operated subscribers at September 30, 2002. This change represents approximately 1.1 million net new subscriber additions since September 30, 2002, of which approximately 326,000 were added during the third quarter of 2003. Including the subscribers of NRTC’s members and affiliates, we had a total of about 11.9 million and 10.9 million subscribers at September 30, 2003 and 2002, respectively.

Average monthly churn for the third quarter of 2003 was 1.6% compared to 1.7% in the third quarter of 2002. The decrease in churn was primarily due to continued strong customer service, an increase in the number of markets with local channels resulting in a higher number of subscribers purchasing local channel programming and multiple set-top boxes.

Revenues. Revenue for the third quarter of 2003 increased 19.5%, or $315.8 million, to $1,932.2 million from $1,616.4 million in the third quarter of 2002. The increase resulted from subscriber additions since September 30, 2002 and higher ARPU on the larger subscriber base. ARPU was $63.70 for the third quarter of 2003 compared to $59.20 for the third quarter of 2002. The higher ARPU resulted primarily from a price increase in March 2003 on certain programming packages, more customer purchases of expanded local channel offerings, additional fees from an increased number of subscribers with multiple set-top receivers, and increased revenue from the NFL SUNDAY TICKET™ package.

Programming and Other Costs. Programming and other costs increased to $770.1 million in the third quarter of 2003 from $651.0 million in the third quarter of 2002. The increase in programming and other costs resulted from the increase in subscribers and higher programming rates. As a percentage of revenue, these costs were 39.9% and 40.3% in the third quarter of 2003 and 2002, respectively. The improvement in programming and other costs as a percentage of revenue resulted mostly from the March 2003 price increase, an increase in revenues with higher margins, related to local channels and fees from multiple set-top boxes. These increases were partially offset by higher programming rates.

Subscriber Service Expenses. Subscriber service expenses were $159.3 million in the third quarter of 2003 compared to $147.0 million in the third quarter of 2002. The increase was primarily due to higher billing and remittance processing costs to support our larger subscriber base, which were partially offset by cost containment initiatives related to customer support activities.

Subscriber Acquisition Costs – Third Party Customer Acquisitions. Third party customer acquisition costs were $366.4 million in the third quarter of 2003 compared to $332.4 million in the third quarter of 2002. The change resulted from higher third party commissions due to an increase in gross subscriber additions through third party customer acquisition programs in the third quarter of 2003 compared to the third quarter of 2002, higher commissions that resulted from increased purchases of multiple set-top receivers by new subscribers and higher advertising expenditures.

Subscriber Acquisition Costs – Direct Customer Acquisitions. Subscriber acquisition costs incurred through our direct customer acquisition program were $111.9 million in the third quarter of 2003 compared to $45.9 million in the third quarter of 2002. The change was primarily due to an increase in gross subscriber additions, an increased number of multiple set-top boxes provided to new subscribers through our direct customer acquisition program and higher advertising expenditures in the third quarter of 2003 compared to the third quarter of 2002.

SAC. SAC, on a per subscriber basis, was $590 in the third quarter of 2003 compared to $555 in the third quarter of 2002. The increase in SAC was primarily due to higher hardware, installation and third party commission expenses resulting from increased purchases of multiple set-top receivers by new subscribers and higher advertising expenditures.

DIRECTV HOLDINGS LLC

Retention, Upgrade and Other Marketing Costs. Retention, upgrade and other marketing costs increased $51.1 million to $143.3 million in the third quarter of 2003 from $92.2 million in the third quarter of 2002 primarily from higher installation and hardware costs, including higher costs that resulted from increased volume under our local channel and digital video recorder, or DVR, upgrade programs, and increased volume under our movers program. These increases were partially offset by a decrease in third party commissions that resulted from fewer purchases of multiple set-top boxes by existing subscribers due to the introduction of local channels into more major markets in 2002.

Broadcast Operations Expenses. Broadcast operations expenses were $26.8 million in the third quarter of 2003 compared to $32.9 million in the third quarter of 2002. The decrease was primarily due to lower signal security costs in the third quarter of 2003 compared to the third quarter of 2002.

General and Administrative Expenses. General and administrative expenses were $119.6 million in the third quarter of 2003 compared to $110.5 million in the third quarter of 2002. The increase was primarily due to a 2002 gain associated with the early termination of a programming contract and higher employee compensation costs in 2003.

Operating Profit Before Depreciation and Amortization. Operating Profit Before Depreciation and Amortization increased to $234.8 million in the third quarter of 2003 from $204.5 million in the third quarter of 2002, and Operating Profit Before Depreciation and Amortization margin decreased to 12.2% in the third quarter of 2003 from 12.7% in the third quarter of 2002.

Depreciation and Amortization Expense. Depreciation and amortization expense increased to $122.6 million in the third quarter of 2003 from $102.1 million in the third quarter of 2002. The increase was due mostly to the fourth quarter 2002 reinstatement of amortization expense related to intangible assets in accordance with EITF Issue No. 02-17 “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination.” See Note 5 to the unaudited consolidated financial statements for further discussion. Also contributing to the increase was higher depreciation for capital additions.

Operating Profit. Operating profit was $112.2 million in the third quarter of 2003 compared to $102.4 million in the third quarter of 2002.

Interest Expense, Net. Interest expense, net was $54.6 million in the third quarter of 2003 compared to $19.2 million in the third quarter of 2002. The increase was attributable to interest associated with our first quarter 2003 financing transactions. The increase was partially offset by $5.4 million of lower interest expense due to lower long-term obligations, including above-market programming contracts and manufacturer subsidies.

Other Income (Loss), Net. Other income (loss), net of $159.7 million of income for the third quarter of 2002 resulted primarily from a $158.6 million gain on the sale of about 8.8 million shares of Thomson common stock in August 2002.

Income Tax Expense. Income tax expense was $21.6 million in the third quarter of 2003 compared to $91.4 million in the third quarter of 2002. The tax expense decreased due to the lower pre-tax earnings generated in the current quarter.

Net Income. The net income decreased by $115.5 million to $36.0 million in the third quarter of 2003 from $151.5 million in the third quarter of 2002.

DIRECTV HOLDINGS LLC

Nine Months Ended September 30, 2003 Compared with the Nine Months Ended September 30, 2002

Subscribers. We had approximately 10.3 million owned and operated subscribers at September 30, 2003, compared with approximately 9.2 million owned and operated subscribers at September 30, 2002. This change represents approximately 1.1 million net new subscriber additions since September 30, 2002, of which approximately 782,000 were added during the nine months ended September 30, 2003. Including the subscribers of NRTC’s members and affiliates, we had a total of about 11.9 million and 10.9 million subscribers at September 30, 2003 and 2002, respectively.

Average monthly churn for the nine months ended September 30, 2003 was 1.5% compared to 1.7% for the nine months ended September 30, 2002. The decrease in churn was primarily due to continued strong customer service, an increase in the number of markets with local channels resulting in a higher number of subscribers purchasing local channel programming and multiple set-top boxes.

Revenues. Revenues for the nine months ended September 30, 2003 increased 17.5%, or $808.7 million, to $5,440.5 million from $4,631.8 million for the nine months ended September 30, 2002. The increase resulted from subscriber additions since September 30, 2002 and higher ARPU on the larger subscriber base. ARPU was $61.20 for the nine months ended September 30, 2003 compared to $58.10 for the nine months ended September 30, 2002. The higher ARPU resulted primarily from a March 2003 price increase, more customer purchases of expanded local channel offerings, higher fees resulting from an increased number of subscribers with multiple set-top receivers, and increased revenue from the NFL SUNDAY TICKET™ package.

Programming and Other Costs. Programming and other costs increased 15.4% to $2,168.5 million for the first nine months in 2003 from $1,878.4 million for the first nine months in 2002. The increase in programming and other costs resulted from the increase in subscribers and higher programming rates. As a percentage of revenue, these costs were 39.9% and 40.6% for the first nine months of 2003 and 2002, respectively. The improvement in programming and other costs as a percentage of revenue resulted mostly from the March 2003 price increase, an increase in revenues with higher margins, related to premium programming packages, local channels and fees from multiple set-top boxes. These increases were partially offset by higher programming rates.

Subscriber Service Expenses. Subscriber service expenses were $466.5 million for the nine months ended September 30, 2003 compared to $444.7 million for the nine months ended September 30, 2002. The increase was primarily due to higher billing and remittance processing costs and higher service costs to support our increased subscriber base, which were partially offset by cost containment initiatives related to customer support activities.

Subscriber Acquisition Costs – Third Party Customer Acquisitions. Third party customer acquisition costs were $985.6 million for the nine months ended September 30, 2003 compared to $1,014.9 million for the nine months ended September 30, 2002. The decline resulted primarily from lower third party commissions due to a decrease in gross subscriber additions through third party customer acquisition programs during the first nine months of 2003 compared to the first nine months of 2002, partially offset by higher commissions that resulted from increased purchases of multiple set-top receivers by new subscribers and higher advertising expenditures.

Subscriber Acquisition Costs – Direct Customer Acquisitions. Subscriber acquisition costs incurred through our direct customer acquisition program were $249.1 million for the nine months ended September 30, 2003 compared to $111.7 million for the same period of 2002. The change was mostly due to an increase in gross subscriber additions, an increased number of multiple set-top boxes provided to new subscribers through our direct customer acquisition program and higher advertising expenditures in the first nine months of 2003 compared to the first nine months of 2002.

DIRECTV HOLDINGS LLC

SAC. SAC, on a per subscriber basis, was $575 for the first nine months of 2003 compared to $535 for the first nine months of 2002. The increase in SAC was primarily due to higher hardware, installation and third party commission expenses resulting from increased purchases of multiple set-top receivers by new subscribers and higher advertising expenditures.

Retention, Upgrade and Other Marketing Costs. Retention, upgrade and other marketing costs increased $39.6 million to $325.8 million for the nine months ended September 30, 2003 from $286.2 million for the nine months ended September 30, 2002 primarily from higher installation and hardware costs, including higher costs that resulted from higher volume under our movers program, and increased volume under our local channel and DVR upgrade programs. These increases were partially offset by a decrease in third party commissions that resulted from fewer purchases of multiple set-top boxes by existing subscribers due to the introduction of more local channels into major markets in 2002.

Broadcast Operations Expenses. Broadcast operations expenses were $98.9 million for the nine months ended September 30, 2003 compared to $93.1 million for the nine months ended September 30, 2002. The increase was due to higher signal security costs and higher costs to support the increased number of local channel offerings.

General and Administrative Expenses. General and administrative expenses were $356.1 million for the first nine months of 2003 compared to $348.0 million for the first nine months of 2002. The increase was due primarily to a 2002 gain associated with the early termination of a programming contract and higher employee compensation costs, partially offset by lower bad debt expense resulting from improved customer collections.

Operating Profit Before Depreciation and Amortization. Operating Profit Before Depreciation and Amortization and Operating Profit Before Depreciation and Amortization margin increased to $790.0 million and 14.5% for the nine months ended September 30, 2003 from $454.8 million and 9.8% for the nine months ended September 30, 2002.

Depreciation and Amortization Expense. Depreciation and amortization expense increased to $371.1 for the first nine months of 2003 from $283.2 million for the first nine months of 2002. The increase was mostly due to the fourth quarter 2002 reinstatement of amortization expense related to intangible assets in accordance with EITF Issue No. 02-17. See Note 5 to the unaudited consolidated financial statements for further discussion. Also contributing to the increase was higher depreciation for capital additions, including our DIRECTV 5 satellite launched in May 2002.

Operating Profit. Operating profit for the nine months ended September 30, 2003 increased $247.3 million to $418.9 million from $171.6 million for the nine months ended September 30, 2002.

Interest Expense, Net. Interest expense, net was $141.1 million for the nine months ended September 30, 2003 compared to $74.0 million for the nine months ended September 30, 2002. The increase was attributable to interest associated with our first quarter 2003 financing transactions discussed below. The increase was partially offset by $12.0 million of interest expense in 2002 associated with a settlement with General Electric Capital Corporation for which there was no comparable expense in 2003 and about $15.9 million lower interest expense due to lower long-term obligations, including above-market programming contracts and manufacturer subsidies.

Other Income (Loss), Net. Other income (loss), net was a $4.0 million loss for the first nine months of 2003 compared to $159.4 million of income for the first nine months of 2002. The decrease is primarily due to the gain on the sale of about 8.8 million shares of Thomson common stock sold in August 2002.

DIRECTV HOLDINGS LLC

Income Tax Expense. Income tax expense was $102.7 million for the first nine months of 2003 compared to $96.7 million for the first nine months of 2002. The tax expense increased due to higher pre-tax earnings generated in the current year.

Net Income. Net income increased by $10.8 million to $171.1 million for the first nine months of 2003 from $160.3 million for the first nine months of 2002.

Liquidity and Capital Resources

Historically, our net cash requirements were funded by capital contributions from Hughes. Since the completion of our financing transactions in the first quarter of 2003, we no longer depend on Hughes to provide additional capital and we have funded our cash requirements from cash generated by operations. We expect to fund our future cash requirements from cash on-hand, cash generated by operations and additional borrowings under the revolving loan portion of the senior secured credit facility, as needed. We have up to $250.0 million of borrowing capacity under the revolving loan to fund our operations. The cash proceeds from the offering of the senior notes and the initial borrowings under the term loan portions of the senior secured credit facility, net of estimated debt issuance costs, were $2,558.5 million, which amount was distributed to Hughes in the first quarter of 2003. We may make additional distributions to Hughes from time to time to the extent permitted by the terms of the documents governing our indebtedness. Currently, we expect to draw and distribute the $200.0 million undrawn portion of the Term Loan A to Hughes by December 2003. At September 30, 2003, we had cash and cash equivalents of $380.2 million, compared to $14.1 million at December 31, 2002.

The $366.1 million increase in cash during the first nine months of 2003 resulted mostly from $539.1 million of cash provided by operations, partially offset by $176.0 million of expenditures for satellites, property and equipment. We expect cash from operations to be slightly positive, net of cash used for investing activities, for the remainder of 2003.

As a measure of liquidity, the current ratio was 1.04 at September 30, 2003 compared to 0.87 at December 31, 2002. Working capital improved to $64.3 million at September 30, 2003 from a deficit of $166.6 million at December 31, 2002 due mostly to the increase in cash, which was partially offset by a decrease in accounts receivable and an increase in total current liabilities.

We believe that our cash on-hand, future cash flows and amounts available to us under the revolving portion of our senior secured credit facility will be sufficient to fund our operations for the foreseeable future. However, several factors may affect our ability to fund our operations. For instance, our ability to borrow under the senior secured credit facility is contingent upon our meeting financial and other covenants, which are described below.

In addition, our future cash flows may be reduced if our operations suffer due to increased subscriber turnover or retention costs, satellite malfunction or signal theft, among other things. If our cash on-hand, future cash flows or our senior secured credit facility are insufficient to meet our cash requirements, we would need to raise additional capital. We cannot assure you that additional financing will be available to us from our Parent, third parties, or the capital markets on acceptable terms, or at all, if needed in the future.

Notes Payable. On February 28, 2003, DIRECTV Holdings LLC, or DIRECTV Holdings, and DIRECTV Financing Co., Inc. (“DIRECTV Financing” and, together with DIRECTV Holdings, the “Co-Issuers”) issued $1,400.0 million in senior notes due in 2013 in a private placement transaction. The ten-year senior notes bear interest at 8.375%. Principal on the senior notes is payable upon maturity, while interest is payable semi-annually beginning September 15, 2003. The senior notes have been fully and unconditionally guaranteed, jointly and severally, by each of DIRECTV Holdings’ domestic subsidiaries (other than DIRECTV Financing) (the

DIRECTV HOLDINGS LLC

“Guarantor Subsidiaries”) on a senior secured basis. The amount of interest accrued related to the senior notes was $4.9 million at September 30, 2003. Pursuant to a registration rights agreement with the initial purchasers of the senior notes, the Co-Issuers and the Guarantor Subsidiaries completed an exchange offer on September 24, 2003, whereby all holders of the original notes elected to exchange their existing senior notes for registered notes with identical terms, except that the registered notes have been registered under the Securities Act of 1933, as amended, and do not bear the legends restricting their transfer.

Credit Facilities. On March 6, 2003, we entered into a $1,675.0 million senior secured credit facility, comprised of a $375.0 million Term Loan A, of which $175.0 million was drawn, a $1,050.0 million Term Loan B, which was fully drawn, and a $250.0 million revolving credit facility, which was undrawn. Borrowings under the Term Loan A, Term Loan B and the revolving credit facility bear interest at the London Interbank Offered Rate (“LIBOR”) plus 3.50%. Borrowings under the Term Loan B bore interest at LIBOR plus 3.50% until it was replaced in August 2003 by the Term Loan B-1. We distributed to Hughes the $2.56 billion of proceeds, net of debt issuance costs, from these financing transactions.

In August 2003, we amended the senior secured credit facility to replace the $1,050.0 million Term Loan B with a new $1,225.0 million Term Loan B-1 and to reduce the size of the Term Loan A from $375.0 million to $200.0 million, repaying the $175.0 million that was previously outstanding under the Term Loan A with the additional borrowings from the Term Loan B-1. Borrowings under the Term Loan B-1 bear interest at a rate equal to LIBOR plus 2.75%, which may be increased or decreased under certain conditions. The revolving credit facility was not affected by the amendment. We are required to pay a commitment fee of 0.50% and 1.25% per year on the unused commitments under the revolving credit facility and Term Loan A, respectively. The revolving credit facility and the Term Loan A each have terms of five years and the Term Loan B-1 matures in 2010. Principal payments under the Term Loan A are due in varying amounts from 2004 to 2008. Principal payments under the Term Loan B-1 are due primarily in 2008 to 2010. As of September 30, 2003, the Term Loan A and the revolving credit facility were undrawn and the Term Loan B-1 was fully drawn. The Term Loan A may be drawn by us until December 2003 and those proceeds may be distributed to Hughes. The revolving portion of the senior secured credit facility is available to fund our working capital and other requirements. The senior secured credit facility is secured by substantially all of our assets and is fully and unconditionally guaranteed, jointly and severally, by the Guarantor Subsidiaries and DIRECTV Financing. The amount of interest accrued related to the senior secured credit facility was $11.8 million at September 30, 2003.

Covenants and Restrictions. The senior secured credit facility requires us to maintain certain financial covenants. The senior notes and the senior secured credit facility also include covenants that restrict the Co-Issuers and the Guarantor Subsidiaries’ ability to, among other things, (i) incur additional indebtedness, (ii) place liens upon assets, (iii) make distributions, (iv) pay dividends or make certain other restricted payments and investments, (v) consummate asset sales, (vi) enter into certain transactions with affiliates, (vii) conduct businesses other than our current or related businesses, (viii) merge or consolidate with any other person, (ix) sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets, (x) make voluntary prepayments of certain debt (including any repayment of the senior notes), and (xi) make capital expenditures. Should we fail to comply with its covenants, all or a portion of our borrowings under the senior notes and senior secured credit facility could become immediately payable. At September 30, 2003, we were in compliance with all such covenants.

Commitments and Contingencies

Litigation. For a discussion of material pending legal proceedings, refer to Item 1 of Part II (“Legal Proceedings”) of this Quarterly Report.

Other. We use in-orbit and launch insurance to mitigate the potential financial impact of satellite fleet in-orbit and launch failures unless the premium costs are considered uneconomic relative to the risk of satellite

DIRECTV HOLDINGS LLC

failure. The insurance generally covers the unamortized book value of covered satellites and does not compensate for business interruption or loss of future revenues or customers. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on our ability to provide service. At September 30, 2003, the book value of satellites that were not insured amounted to $431.4 million.

At September 30, 2003, minimum future commitments under noncancelable operating leases having lease terms in excess of one year were primarily for real property and aggregated $117.0 million, payable as follows: $11.9 million for the remainder of 2003, $29.8 million in 2004, $23.2 million in 2005, $17.8 million in 2006, $16.5 million in 2007 and $17.8 million thereafter. Certain of these leases contain escalation clauses and renewal or purchase options. Rental expenses under operating leases was $24.3 million and $22.2 million for the nine months ended September 30, 2003 and 2002, respectively.

Minimum payments under our current contractual commitments, which include agreements for programming, manufacturer subsidies, telemetry, tracking and control services, and the cost of planned satellite construction and launch are anticipated to be approximately $167.2 million for the remainder of 2003, $587.0 million in 2004, $291.3 million in 2005, $412.8 million in 2006, $617.2 million in 2007 and $352.4 million thereafter.

Including the senior notes and senior secured credit facility described above, our notes payable and credit facilities mature as follows: $12.2 million in 2004; $12.2 million in 2005; $12.2 million in 2006; $12.2 million in 2007; and $2,576.2 million thereafter.

Certain Relationships and Related Party Transactions

PanAmSat. We purchase telemetry, tracking and control services for our satellites, other than DIRECTV 5 and DIRECTV 6, from PanAmSat Corporation, or PanAmSat, which is an approximately 81% owned subsidiary of Hughes. Our agreement with PanAmSat for these services for DIRECTV 4S continues until DIRECTV 4S is retired from service. Our agreement with respect to our other satellites serviced by PanAmSat expires at the earlier of a satellite’s retirement or ten years after date of completion of in-orbit testing for such satellite. We also have operational agreements with PanAmSat for in-orbit testing services as well as operational policies regarding our satellites. These costs are recorded in “Broadcast operations expenses” in the consolidated statements of operations as incurred and any amounts due to PanAmSat are recorded in “Accounts payable and accrued liabilities” in the consolidated balance sheets. Amounts payable to PanAmSat were $0.2 million at September 30, 2003 and no amounts were payable at December 31, 2002.

Hughes Network Systems. We purchase DIRECTV® receiving equipment from Hughes Network Systems, Inc., or HNS, a subsidiary of Hughes, and provide DIRECTV system access cards to HNS. The cost of DIRECTV receiving equipment purchased from HNS is recorded as inventory and recognized as a subscriber acquisition cost when shipped to subscribers, or carried as a fixed asset when leased by a subscriber. Amounts paid to HNS for DIRECTV receiving equipment are not necessarily indicative of the cost to purchase the receiving equipment from third parties. DIRECTV system access cards provided to HNS are recorded as “Revenues” in the consolidated statements of operations. No DIRECTV system access cards were provided to HNS by us prior to 2000. Amounts due to HNS for purchases of DIRECTV receiving equipment were $14.8 million and $23.2 million at September 30, 2003 and December 31, 2002, respectively, and are recorded in “Accounts payable and accrued liabilities” or “Other Liabilities and Deferred Credits” in the consolidated balance sheets. At September 30, 2003 and December 31, 2002, the amount receivable from HNS was $2.3 million and $2.7 million, respectively, related to DIRECTV system access cards.

Transfer of Certain Securities to Hughes. During the first quarter of 2003, we distributed to Hughes all of our marketable equity investments. The distribution was a transfer of assets by entities under common control and was reflected at our cost basis as a capital distribution to Parent. These investments, which included our

DIRECTV HOLDINGS LLC

equity investments in Crown Media Holdings, Inc., TiVo Inc. and XM Satellite Radio Holdings, Inc., had an aggregate book value of $52.6 million at the date of transfer, which is net of a $2.9 million accumulated unrealized loss.

Income Taxes. DIRECTV and Hughes join in the filing of a consolidated U.S. federal income tax return with GM. DIRECTV and Hughes will cease to be a member of the GM consolidated group for federal income tax purposes upon the completion of the proposed Hughes split-off.

Our tax sharing agreement with Hughes was amended as of February 28, 2003 as a result of the first quarter 2003 financing transactions. The agreements were amended to permit us to utilize tax losses incurred subsequent to February 27, 2003 to reduce our tax liability in future periods.

Income taxes are determined based upon our tax sharing agreement with Hughes, which generally provides that the current income tax liability or receivable be computed as if we were a separate taxpayer, however, tax losses incurred prior to February 28, 2003, and not utilized to reduce our tax liability in the period in which such losses originated are not available to reduce our tax liability in future periods.

Losses that we generate provide tax benefits to Hughes that are recognized by us and Hughes in our respective financial statements. The tax benefits attributable to such losses were transferred incurred prior to February 28, 2003 to Hughes in non-cash transactions and recorded as a capital distribution to Parent.

Use of Estimates in the Preparation of the Consolidated Financial Statements

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, judgments and assumptions that affect amounts reported therein. Management bases its estimates, judgments and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in those estimates. The following represent what we believe are the critical accounting policies that may involve a higher degree of estimation, judgment and complexity. For a summary of our significant accounting policies, including those discussed below, see Note 2 to the unaudited consolidated financial statements included in this Quarterly Report.

Valuation of Long-Lived Assets. We evaluate the carrying value of long-lived assets to be held and used, other than goodwill and intangible assets with indefinite lives, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the estimated cash flows associated with the asset under review, discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal. Changes in estimates of future cash flows could result in a write-down of the asset in a future period.

Multi-Year Programming Contracts for Live Sporting Events. We charge the cost of multi-year programming contracts for live sporting events with minimum guarantee payments to expense based on the ratio of each period’s revenues to the estimated total contract revenues to be earned over the contract period. Estimated total contract revenues are evaluated by management at least annually. If the minimum guarantee payments on an individual contract exceeds the estimated total contract revenues, a loss equal to the amount of such difference is recognized immediately.

Valuation of Goodwill and Intangible Assets with Indefinite Lives. We evaluate the carrying value of goodwill and intangible assets with indefinite lives annually in the fourth quarter, and also when events and circumstances warrant such a review in accordance with Statement of Financial Accounting Standards, or SFAS,

DIRECTV HOLDINGS LLC

No. 142, “Goodwill and Other Intangible Assets.” We use estimates of fair value to determine the amount of impairment, if any, of recorded goodwill and intangible assets with indefinite lives. Fair value is determined primarily using the estimated future cash flows associated with the asset under review, discounted at a rate commensurate with the risk involved. Changes in our estimates of future cash flows could result in a write-down of goodwill and intangible assets with indefinite lives in a future period, which could be material to our consolidated results of operations and financial position.

Reserves for Doubtful Accounts. Management estimates the amount of required reserves for the potential non-collectibility of accounts receivable based upon past experience of collection and consideration of other relevant factors. However, past experience may not be indicative of future collections and therefore additional charges could be incurred in the future to reflect differences between estimated and actual collections.

Contingent Matters. A significant amount of management judgment is required in determining when, or if, an accrual should be recorded for a contingent matter and the amount of such accrual, if any. Estimates are developed in consultation with outside counsel and are based on an analysis of potential outcomes. Due to the uncertainty of determining the likelihood of a future event occurring and the potential financial statement impact of such an event, it is possible that upon further development or resolution of a contingent matter, a charge could be recorded in a future period that would be material to our consolidated results of operations and financial position.

Accounting Changes

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires the recognition of costs associated with exit or disposal activities when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces previous guidance provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” We adopted SFAS No. 146 on January 1, 2003. The adoption of this statement did not affect our consolidated results of operations or financial position.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 requires the allocation of revenues into separate units of accounting for transactions that involve more than one deliverable and contain more than one unit of accounting. DIRECTV elected to apply the accounting required by EITF Issue No. 00-21 prospectively to transactions entered into after June 30, 2003. The adoption of this standard did not materially affect DIRECTV’s consolidated results of operations or financial position.

On February 1, 2003, we adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51”, or FIN 46. FIN 46 requires the consolidation of a variable interest entity, or VIE, where an equity investor achieves a controlling financial interest through arrangements other than voting interests, and it is determined that the investor will absorb a majority of the expected losses and/or receive the majority of residual returns of the VIE. An entity is deemed a VIE if, by intention, the equity investment at risk by the investor is insufficient to permit the VIE to finance its activities without additional subordinated financial support, and under certain other circumstances. The determination as to whether an investment is an investment in a VIE is based on the circumstances on the date of investment or when certain events occur that would indicate a potential change in a previous determination. The adoption of FIN 46 did not have a material impact on our consolidated results of operations or financial position.

Market Risk Disclosure

The following discussion and the estimated amounts generated from the sensitivity analyses referred to below include forward-looking statements of market risk which assume for analytical purposes that certain adverse market conditions may occur. Actual future market conditions may differ materially from such

DIRECTV HOLDINGS LLC

assumptions because the amounts noted below are the result of analyses used for the purpose of assessing possible risks and the mitigation thereof. Accordingly, the forward-looking statements should not be considered projections by us of future events or losses.

Interest Rate Risk. We are subject to interest rate risk related to our outstanding debt. As of September 30, 2003, our $2,625.0 million of total debt consisted of $1,400.0 million of fixed rate borrowings and variable rate borrowings of $1,225.0 million. Outstanding borrowings bore interest rates ranging from 4.004% to 8.375% at September 30, 2003. We are subject to fluctuating interest rates, which may adversely impact our consolidated results of operations and cash flows for our variable rate bank borrowings. Also, to the extent interest rates increase, our cost of financing could increase at such time that fixed rate debt matures and is refinanced. As of September 30, 2003, the hypothetical impact of a one percentage point increase in interest rates related to our outstanding variable rate debt would be to increase annual interest expense by approximately $12 million.

Security Ratings

Debt ratings by the various rating agencies reflect each agency’s opinion of the ability of issuers to repay debt obligations as they come due. Ratings below Baa3 and BBB- denote sub-investment grade status for Moody’s Investor Services, or Moody’s, and Standard and Poor’s, or S&P, respectively. Ratings in the Ba/BB range generally indicate moderate protection of interest and principal payments, potentially outweighed by exposure to uncertainties or adverse conditions. Ratings in the B range generally indicate that the obligor currently has financial capacity to meet its financial commitments but there is limited assurance over any long period of time that interest and principal payments will be made or that other terms will be maintained. In general, lower ratings result in higher borrowing costs. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization.

On April 9, 2003, Moody’s affirmed its stable outlook and Ba3 senior implied rating for DIRECTV. The ratings action followed the announcement of the News Corporation transactions. The affirmation is based upon Moody’s expectation that the acquisition will not have a material impact on our credit metrics. On February 19, 2003, Moody’s assigned a Ba2 senior secured rating to our senior secured credit facilities and a B1 senior unsecured rating to our $1.4 billion senior unsecured notes. Moody’s has also assigned a B2 issuer rating to DIRECTV. Moody’s assigned a stable outlook to DIRECTV’s ratings. The rating outlook presumed diminishing capital and investment requirements, combined with operating profit improvement to generate eventual free cash flow, and therefore the ratings were considered to be moderately prospective.

On February 12, 2003, S&P assigned a BB- rating to our senior secured credit facilities and a B rating to our $1.4 billion senior unsecured notes. The ratings were placed on Credit Watch with positive implications, based on S&P’s assessment of the likelihood that Hughes or DIRECTV could be acquired by an entity with higher credit quality than Hughes’ B+ corporate credit rating.

ITEM 4. CONTROLS AND PROCEDURES

Based upon the required evaluation of DIRECTV Holdings LLC’s (“DIRECTV”) disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)), DIRECTV’s Chief Executive Officer and Chief Financial Officer concluded that DIRECTV’s disclosure controls and procedures were effective as of September 30, 2003.

There has been no change in DIRECTV’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during DIRECTV’s fiscal quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, DIRECTV’s internal controls over financial reporting.

DIRECTV HOLDINGS LLC

PART II – OTHER INFORMATION (UNAUDITED)

ITEM 1. LEGAL PROCEEDINGS

Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which DIRECTV, or its principal subsidiaries, are a party are summarized below:

NRTC, Pegasus and Related Litigation. On June 3, 1999, the NRTC filed a lawsuit against DIRECTV, Inc. and Hughes Communications Galaxy, Inc., or HCG, a subsidiary of Hughes Electronics Corporation, or Hughes, in the U.S. District Court for the Central District of California, alleging that DIRECTV, Inc. breached its DBS Distribution Agreement, which we refer to in this section as the Agreement, with the NRTC. HCG was the original party to the Agreement with the NRTC and assigned its rights and obligations to and under the Agreement to DIRECTV, Inc. The Agreement provides the NRTC with certain distribution rights, in certain specified portions of the United States, for a specified period of time, with respect to specific DIRECTV programming. The NRTC claims that DIRECTV, Inc. has wrongfully deprived it of the exclusive right to distribute programming formerly provided by USSB, and seeks recovery of related revenues from the date USSB was acquired by Hughes. DIRECTV, Inc. denies that the NRTC is entitled to exclusive distribution rights to the former USSB® programming. DIRECTV, Inc. maintains that the NRTC’s right under the Agreement is to market and sell the former USSB programming as its non-exclusive sales agent and that NRTC is not entitled to the additional claimed revenues. DIRECTV, Inc. and HCG also filed a counterclaim against the NRTC seeking a declaration of the parties’ rights under the Agreement.

On August 26, 1999, the NRTC filed a second lawsuit in the U.S. District Court for the Central District of California against DIRECTV, Inc. and HCG alleging breach of the Agreement. The NRTC is asking the court to require DIRECTV, Inc. and HCG to pay the NRTC a proportionate share of unspecified financial benefits that DIRECTV, Inc. derives from programming providers and other third parties. DIRECTV, Inc. denies that it owes any sums to the NRTC. The NRTC also seeks an exclusive right to distribute in its territories, and to retain revenues from, “Advanced Services,” which the NRTC defines to include services such as TiVo. DIRECTV, Inc. and HCG deny that the NRTC is entitled to exclusive distribution rights to the Advanced Services.

On September 11, 2002, DIRECTV, Inc. filed a motion for summary judgment pertaining to the damages sought by the NRTC for the breaches alleged with respect to premium programming, launch fees and Advanced Services. On May 22, 2003, the court held that the NRTC has no damage recovery with respect to Advanced Services, and that the NRTC can only prove damages with respect to premium programming and launch fees if it is able to establish an “Intentional Breach” by DIRECTV, Inc., as that term is defined in the Agreement.

Pegasus Satellite Television, Inc., or Pegasus, and Golden Sky Systems, Inc., or Golden Sky, the two largest NRTC affiliates, filed an action on January 11, 2000 against DIRECTV, Inc. and HCG in the U.S. District Court for the Central District of California. The plaintiffs alleged, among other things, that DIRECTV, Inc. has interfered with their contractual relationship with the NRTC. The plaintiffs alleged that their rights and damages are derivative of the rights and damages asserted by the NRTC in its two cases against DIRECTV, Inc. and HCG. DIRECTV, Inc. and HCG filed a counterclaim on March 9, 2001, seeking judicial declarations that the contracts between Pegasus and the NRTC, and Golden Sky and the NRTC, do not include rights of first refusal and will terminate when the DIRECTV 1 satellite is removed from orbit. Pegasus and Golden Sky also seek an exclusive right, to distribute in their territories, and to retain revenues from the Advanced Services. DIRECTV, Inc. and HCG deny that Pegasus and Golden Sky are entitled to exclusive distribution rights to the Advanced Services.

A class action suit was filed in the U.S. District Court for the Central District of California against DIRECTV, Inc. and HCG on behalf of the NRTC’s participating members on February 29, 2000. The court certified a class on December 27, 2000. The class asserted claims identical to the claims that were asserted by Pegasus and Golden Sky in their lawsuit against DIRECTV, Inc. and HCG described in the preceding paragraph.

DIRECTV HOLDINGS LLC

On September 11, 2002, DIRECTV, Inc. moved for summary judgment on several of Pegasus’ and the class’ claims. On May 22, 2003, the court granted DIRECTV’s motion on the interference claims, thereby eliminating all claims for compensatory damages and punitive damages asserted by Pegasus and the class. The court also narrowed other claims and granted DIRECTV’s motion eliminating some of Pegasus’ and the class’ claims for restitution. The court ruled that the contracts between Pegasus and the NRTC, Golden Sky and the NRTC, and the class members and the NRTC, do not include rights of first refusal.

On August 11, 2003, DIRECTV, Inc., the NRTC and the class representatives entered into a binding term sheet pursuant to which they agreed to dismiss all their claims against each other currently pending in the U.S. District Court for the Central District of California. The settlement will not become final until the court conducts a fairness hearing and approves the settlement of the class claims. As a part of the settlement agreement, the NRTC and the class have agreed to release DIRECTV, Inc. from all financial damage claims and the parties have agreed to a fixed term of the contract with a successor period in lieu of the NRTC’s right of first refusal, until June 30, 2011. On September 23, 2003, the class filed its ex parte application for preliminary approval of the settlement and approval of the form of class notice. The court has set the fairness hearing for January 5, 2004.

DIRECTV, Inc. is offering to settle with Pegasus upon the same terms as agreed with the NRTC and the class, but Pegasus is not currently a party to the settlement, and, therefore, the settlement does not dismiss the remaining claims described above by and between DIRECTV, Inc. and Pegasus. However, DIRECTV, Inc. believes that the remaining issues regarding the term of Pegasus’ contractual rights and its future relationship with DIRECTV, Inc. are resolved by the settlement because Pegasus’ rights are established in its contract with the NRTC, and the NRTC’s rights are defined by the settlement. Pegasus and DIRECTV, Inc. submitted briefs to the court on October 8, 2003 regarding trial format and scheduling for the claims remaining to be litigated between the parties, which includes DIRECTV’s claim for monies under the Seamless Marketing Agreement described below. No trial date has been set.

DIRECTV, Inc. filed suit in California State Court, Los Angeles County, on June 22, 2001 against Pegasus and Golden Sky, which we refer to collectively in this paragraph as the Defendants, to recover monies calculated at approximately $54 million, excluding interest, that Defendants owe DIRECTV, Inc. under the parties’ Seamless Marketing Agreement, which provides for reimbursement to DIRECTV, Inc. of certain subscriber acquisition costs that resulted from new subscriber activations in Defendants’ territory. Defendants had ceased making payments, and indicated that they did not intend to make any further payments due under the agreement. On July 13, 2001, Defendants sent notice of termination of the agreement and on July 16, 2001, Defendants answered DIRECTV, Inc.’s complaint and filed a cross complaint. Defendants then removed the action to federal district court, Central District of California, where it was transferred to the judge hearing the other cases among NRTC, Pegasus and a class of NRTC members, and DIRECTV, Inc. and HCG. The court consolidated the cases for purposes of discovery and other pretrial proceedings. On September 30, 2002, DIRECTV, Inc. moved to dismiss Pegasus’ claims for breach of the covenant of good faith and fair dealing and specific performance. The court granted DIRECTV, Inc.’s motion as to the specific performance claim, and further granted DIRECTV, Inc.’s motion on the good faith and fair dealing claim to the extent Pegasus sought punitive damages. DIRECTV, Inc. denies any liability to Defendants, and intends to vigorously pursue the amounts owed to it, plus interest from Defendants and defend against Defendants’ counterclaims. On June 10, 2003, the court severed this case from DIRECTV, Inc.’s other litigation with the NRTC, Pegasus and Golden Sky, and the class. The trial date is set for March 23, 2004. This matter is not affected by the above-described settlement.

On February 1, 2001, the NRTC filed a third lawsuit in the U.S. District Court for the Central District of California against DIRECTV, Inc. and HCG seeking a declaration from the court that it is not required to defend and indemnify DIRECTV, Inc. and HCG for the Pegasus, Golden Sky and class action lawsuits. The NRTC has been paying DIRECTV, Inc.’s and HCG’s legal fees in those matters under protest. DIRECTV, Inc. and HCG

DIRECTV HOLDINGS LLC

filed a counterclaim on February 21, 2001 seeking a declaratory judgment that the NRTC is responsible for the defense and indemnity of DIRECTV, Inc. and HCG. As part of the above-described settlement, the NRTC has agreed to waive all claims regarding recoupment of fees and costs paid to date. NRTC and DIRECTV, Inc. will each bear their own attorneys’ fees and related costs with respect to obtaining court approval of the class action settlement. NRTC will continue to pay DIRECTV’s fees and costs in defending against the claims of Pegasus, should Pegasus reject settlement, and will indemnify DIRECTV, Inc. against any judgment entered in the case.

On September 19, 2001, the NRTC filed a fourth lawsuit against DIRECTV, Inc. and HCG in the U.S. District Court of the Central District of California, seeking a declaration from the court that the NRTC is not required to defend and indemnify DIRECTV, Inc. and HCG for the Pegasus Development Corporation and Personalized Media Communications, LLC lawsuit described below. See “- Intellectual Property Litigation.” The NRTC has been paying DIRECTV, Inc.’s and HCG’s legal fees in that matter under protest. DIRECTV, Inc. and HCG filed a counterclaim on October 26, 2001 seeking a declaratory judgment that the NRTC is responsible for the defense and indemnity of DIRECTV, Inc. and HCG. On July 1, 2002, the court entered an order granting the motion of DIRECTV, Inc. and HCG for partial summary judgment on the NRTC’s duty to defend, and denying the NRTC’s motion for summary judgment on all claims. Following an amendment of the patent complaint by Pegasus Development Corporation, the NRTC moved for reconsideration of the summary judgment ruling. On June 9, 2003, the court reversed its prior rulings and granted the NRTC partial summary judgment and denied DIRECTV, Inc.’s partial summary judgment, on the basis that Pegasus Development Corporation’s amended complaint limited the scope of relief to non-indemnified claims. The court noted, however, that DIRECTV, Inc. may request reconsideration of the ruling if the patent litigation ultimately involves damages or relief that is covered by the indemnity clause. Pegasus Development Corporation’s patent claims in Delaware were stayed by the court pending review of the validity of certain patents at issue by the Patent Office.

As part of the above-described settlement, the NRTC has agreed to waive all claims regarding recoupment of fees and costs paid to date. NRTC will no longer have the obligation to pay DIRECTV’s costs of defense, including attorneys’ fees, and NRTC will not be required to indemnify DIRECTV, Inc. with respect to any judgment entered in the patent litigation unless and until a court has entered final judgment that NRTC has such obligation.

Independent Retailer Litigation. In April 2001, Robert Garcia, doing business as Direct Satellite TV, an independent retailer of DIRECTV system equipment, instituted arbitration proceedings against DIRECTV, Inc. in Los Angeles, California regarding his commissions and certain chargeback disputes. On October 4, 2001, Mr. Garcia filed a class action complaint against DIRECTV, Inc. and Hughes in Los Angeles County Superior Court asserting the same chargeback/commissions claims and a Consumer Legal Remedies Act claim. Mr. Garcia alleges $300 million in class-wide damages and seeks certification of a class of plaintiffs to proceed in arbitration with court oversight. DIRECTV, Inc. and Hughes moved to dismiss and compel arbitration. On April 17, 2002, the Los Angeles County Superior Court entered an order compelling plaintiffs in the purported class action of retailers to pursue their individual claims in arbitration, but the court’s order purported to retain jurisdiction to determine whether the prerequisites for class treatment of dealer claims within an arbitration are met. On May 2, 2002, DIRECTV, Inc. and Hughes filed a notice of appeal of the order which the appellate court denied on December 11, 2002. DIRECTV, Inc. and Hughes petitioned the California Supreme Court for review of the order but on February 25, 2003, the California Supreme Court denied DIRECTV, Inc.’s petition for review. On June 23, 2003, the U.S. Supreme Court issued its decision in the case Bazzle v. Green Tree Financial Corp., finding that whether an agreement to arbitrate permits class action arbitration is a decision for the arbitrator, not a court, to make. DIRECTV, Inc. and Hughes filed a writ of certiorari with the U.S. Supreme Court requesting that it vacate the state court decisions and remand the Garcia case for further proceedings consistent with the Bazzle decision. On October 6, 2003, the U.S. Supreme Court granted DIRECTV, Inc.’s writ of certiorari and all relief requested by DIRECTV, Inc.

DIRECTV HOLDINGS LLC

On May 18, 2001, plaintiffs Cable Connection, Inc., TV Options, Inc., Swartzel Electronics, Inc. and Orbital Satellite, Inc. filed a class action complaint against DIRECTV, Inc. and Hughes in Oklahoma State Court, alleging claims similar to those in the above-described Garcia matter on behalf of all DIRECTV, Inc. dealers, including former Primestar and USSB dealers. The plaintiffs seek unspecified damages and injunctive relief. As in Garcia, the trial court granted DIRECTV’s motion to compel arbitration, but purported to retain jurisdiction to determine whether the prerequisites for class treatment of retailer claims within an arbitration are met. On January 7, 2003, the State Supreme Court issued an order permitting DIRECTV, Inc. to proceed with an appeal of the trial court order. The appeal was stayed, in view of the U.S. Supreme Court’s grant of certiorari in the Bazzle case. Following the Bazzle decision, DIRECTV, Inc. and plaintiffs stipulated to dismiss the appeal and treat the matter in accordance with the Bazzle decision, but the Oklahoma State Supreme Court, in a communication dated July 23, 2003, has decided to retain jurisdiction and has not yet issued any further orders.

Intellectual Property Litigation. On June 27, 2000, SuperGuide Corporation filed suit in the U.S. District Court for the Western District of North Carolina against DIRECTV Enterprises, DIRECTV, Inc. and DIRECTV Operations, Inc., which we refer to together in this paragraph as the DIRECTV defendants, Hughes, Thomson Consumer Electronics, EchoStar Communications Corporation, EchoStar Satellite Corporation and EchoStar Technologies Corporation, alleging infringement of three U.S. patents and seeking unspecified damages and injunctive relief. Gemstar Development Corp. was added as a third party defendant because it asserts to have exclusive control of the patents by reason of a license agreement with SuperGuide. Based on beneficial rulings narrowing the scope of the asserted claims, the defendants filed motions for summary judgment, and on July 3, 2002, the court granted summary judgment of non-infringement to the DIRECTV defendants, Hughes and DIRECTV system manufacturers under all asserted claims of the three patents in the case. Judgment for all defendants dismissing all claims of infringement and awarding costs to defendants was entered on July 25, 2002. Notices of appeal to the Court of Appeals for the Federal Circuit were filed, and the appeal was heard on July 10, 2003, but no decision has been rendered.

On December 5, 2000, Personalized Media Communications, LLC, or PMC, and Pegasus Development Corporation filed suit in the U.S. District Court for the District of Delaware against DIRECTV, Inc., Hughes, Thomson Consumer Electronics and Philips Electronics North American Corp., alleging infringement of seven U.S. patents and seeking unspecified damages and injunctive relief. Plaintiffs filed an amended complaint narrowing the action to six patents and 19 claims (from seven patents and 24 claims), and narrowing their request for relief. Thomson named Gemstar-TV Guide International, Inc., Starsight Telecast, Inc. and TVG PMC, Inc. as third-party defendants, and raised antitrust and patent misuse charges against Gemstar, Pegasus and PMC. The antitrust counts have been transferred to a multi-district proceeding in Atlanta for pre-trial development and have been bifurcated for separate trial. Thomson filed requests for reexamination of four of the patents remaining in the action. The Patent Office granted three of these patents in April, May and June of 2003. Thomson moved for a stay pending these reexaminations, and on May 14, 2003 the court granted that motion and stayed the case pending outcome of the reexaminations. DIRECTV, Inc. has raised defenses of invalidity, non-infringement, license, laches and estoppel, and patent misuse. DIRECTV, Inc. intends to vigorously defend the lawsuit and pursue the counterclaims against Pegasus and PMC. DIRECTV, Inc. and Hughes have demanded indemnification by the NRTC, which the NRTC has been providing under protest. (See “—NRTC, Pegasus and Related Litigation” above describing the action pending in the U.S. District Court of the Central District of California with respect to the indemnity issue.)

On November 21, 2001, Broadcast Innovations, LLC filed suit in the U.S. District Court for the District of Colorado against DIRECTV, Inc., Hughes, Thomson multimedia, Inc., Pegasus Satellite Television, Inc., Dotcast, Inc., and EchoStar Communications Corporation, alleging infringement of two U.S. patents and seeking unspecified damages and injunctive relief. One of the patents relates to conditional access technology, and DIRECTV, Inc. has turned over its defense to NDS Limited, or NDS, the conditional access provider to the

DIRECTV HOLDINGS LLC

DIRECTV system. Defendants DIRECTV, Hughes and Thomson (with respect to DIRECTV-related activities) negotiated a settlement agreement with the plaintiff and the case against these defendants was dismissed with prejudice on July 17, 2003.

In April 1997, the International Electronics Technology Corp. filed suit in the U.S. District Court for the Central District of California against DIRECTV, Inc., Hughes Aircraft Co., and Thomson Consumer Electronics, alleging infringement of one U.S. patent and seeking unspecified damages and injunction. Plaintiff has asserted an interpretation of the claims at issue that relates to conditional access technology, and DIRECTV, Inc. has turned over the defense to NDS. Trial has not yet been scheduled. DIRECTV, Inc. has raised defenses of non-infringement and/or invalidity, and intends to vigorously defend the lawsuit.

In September 2002, DIRECTV, Inc., DIRECTV Enterprises, LLC, and DIRECTV Operations, LLC, which we refer to in this paragraph as the DIRECTV Parties, filed a lawsuit in U.S. District Court in Los Angeles against NDS (and related entities), the provider of DIRECTV’s conditional access system, alleging, among other things, breach of contract and misappropriation of trade secrets. NDS filed a motion to dismiss many of the DIRECTV Parties’ claims and on December 30, 2002, the court granted in part and denied in part NDS’ motion. On October 21, 2002, NDS filed counterclaims against the DIRECTV Parties and a chip manufacturer, alleging, among other things, that the DIRECTV Parties and the chip manufacturer misappropriated NDS’ intellectual property and infringed NDS’ patents in developing new conditional access cards. NDS sought injunctive relief as well as an unspecified amount in punitive damages. The DIRECTV Parties disputed these allegations. On August 5, 2003, the DIRECTV Parties, NDS, the chip manufacturer, Hughes and News Corporation, NDS’ parent company, entered into an agreement to stay the litigation pending the closing of the proposed transactions with News Corporation. Upon closing of the News Corporation transactions, the litigation and all claims and counterclaims will be dismissed with prejudice. In connection with the agreement to stay the litigation, the parties have entered into specified commercial arrangements, which include resolving some outstanding payment issues. If the News Corporation transactions are not consummated, the litigation would remain outstanding, although NDS has agreed not to seek injunctive relief with respect to DIRECTV’s introduction and use of a new conditional access card (known as the D1 card).

DIRECTV HOLDINGS LLC

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit Number	Exhibit Name

10.1*	First Amendment to the Credit Agreement dated as of July 20, 2003, among DIRECTV Holdings LLC, various lenders, Deutsche Bank Trust Company Americas, as Administrative Agent, and Bank of America, N.A., as Syndication Agent (incorporated by reference to Exhibit 10.5 to the Form 10-Q of Hughes Electronics Corporation for the quarter ended June 30, 2003).

10.2*	Term Sheet by and among National Rural Telecommunications Cooperative, North Central Communications and Iowa Lakes Electric Cooperative, on behalf of the Class certified in the United States District Court for the Central District of California, Case No. CV 00-2117 and Hughes Communications Galaxy, Inc. and DIRECTV, Inc. dated as of August 5, 2003 (incorporated by reference to Exhibit 10.19 to DIRECTV’s Amendment No. 1 to Registration Statement on Form S-4 (Registration No. 333-106529) filed with the Securities and Exchange Commission on August 19, 2003 (the “Amendment No. 1 to Form S-4”)).

10.3*	First Amendment to Term Sheet by and among National Rural Telecommunications Cooperative, North Central Communications and Iowa Lakes Electric Cooperative, on behalf of the Class certified in the United States District Court for the Central District of California, Case No. CV 00-2117 and Hughes Communications Galaxy, Inc. and DIRECTV, Inc. dated as of August 10, 2003 (incorporated by reference to Exhibit 10.20 to the Amendment No. 1 to Form S-4).

10.4**	Second Amendment to Term Sheet by and among National Rural Telecommunications Cooperative, North Central Communications and Iowa Lakes Electric Cooperative, on behalf of the Class certified in the United States District Court for the Central District of California, Case No. CV 00-2117 and Hughes Communications Galaxy, Inc. and DIRECTV, Inc. dated as of September 18, 2003

10.5**	Complete Restatement of Amended Term Sheet by and among National Rural Telecommunications Cooperative, North Central Communications and Iowa Lakes Electric Cooperative, on behalf of the Class certified in the United States District Court for the Central District of California, Case No. CV 00-2117, and Hughes Communications Galaxy, Inc. and DIRECTV, Inc. effective as of August 5, 2003

31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference
**	Filed herewith

(b) REPORTS ON FORM 8-K

A report on Form 8-K dated September 24, 2003, reporting matters under Item 5, Other Events, was filed during the quarter ended September 30, 2003, and a report on Form 8-K dated September 29, 2003 was furnished to the Securities Exchange Commission during the quarter ended September 30, 2003 reporting matters under Item 9, Regulation FD Disclosure. Pursuant to General Instruction B of Form 8-K, the report submitted under Item 9 is not deemed “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934 and we are not subject to the liabilities of that section. We are not incorporating, and will not incorporate by reference, these reports into a filing under the Securities Act or the Securities Exchange Act.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DIRECTV HOLDINGS LLC (Registrant)

Date: November 7, 2003	By:	/s/ MICHAEL W. PALKOVIC
Michael W. Palkovic Senior Vice President and Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DIRECTV FINANCING CO., INC (Registrant)

Date: November 7, 2003	By:	/s/ MICHAEL W. PALKOVIC
Michael W. Palkovic Senior Vice President and Chief Financial Officer

DIRECTV HOLDINGS LLC

EXHIBIT INDEX

Exhibit Number		Exhibit Name

10.1	*	First Amendment to the Credit Agreement dated as of July 20, 2003, among DIRECTV Holdings LLC, various lenders, Deutsche Bank Trust Company Americas, as Administrative Agent, and Bank of America, N.A., as Syndication Agent (incorporated by reference to Exhibit 10.5 to the Form 10-Q of Hughes Electronics Corporation for the quarter ended June 30, 2003).

10.2	*	Term Sheet by and among National Rural Telecommunications Cooperative, North Central Communications and Iowa Lakes Electric Cooperative, on behalf of the Class certified in the United States District Court for the Central District of California, Case No. CV 00-2117 and Hughes Communications Galaxy, Inc. and DIRECTV, Inc. dated as of August 5, 2003 (incorporated by reference to Exhibit 10.19 to DIRECTV’s Amendment No. 1 to Registration Statement on Form S-4 (Registration No. 333-106529) filed with the Securities and Exchange Commission on August 19, 2003 (the “Amendment No. 1 to Form S-4”)).

10.3	*	First Amendment to Term Sheet by and among National Rural Telecommunications Cooperative, North Central Communications and Iowa Lakes Electric Cooperative, on behalf of the Class certified in the United States District Court for the Central District of California, Case No. CV 00-2117 and Hughes Communications Galaxy, Inc. and DIRECTV, Inc. dated as of August 10, 2003 (incorporated by reference to Exhibit 10.20 to the Amendment No. 1 to Form S-4).

10.4	**	Second Amendment to Term Sheet by and among National Rural Telecommunications Cooperative, North Central Communications and Iowa Lakes Electric Cooperative, on behalf of the Class certified in the United States District Court for the Central District of California, Case No. CV 00-2117 and Hughes Communications Galaxy, Inc. and DIRECTV, Inc. dated as of September 18, 2003

10.5	**	Complete Restatement of Amended Term Sheet by and among National Rural Telecommunications Cooperative, North Central Communications and Iowa Lakes Electric Cooperative, on behalf of the Class certified in the United States District Court for the Central District of California, Case No. CV 00-2117, and Hughes Communications Galaxy, Inc. and DIRECTV, Inc. effective as of August 5, 2003

31.1	**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference.
**	Filed herewith