Form 10-K
period 2003-12-31
DIRECTV FINANCING CO INC; DIRECTV HOLDINGS LLC
filed 2004-03-17
CIK 1234307, 1234308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year-ended December 31, 2003.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 333-106529

DIRECTV HOLDINGS LLC

DIRECTV FINANCING CO., INC.

(Exact Name of Registrant as Specified in Its Charter)

DIRECTV Holdings LLC – Delaware	25-1902628
DIRECTV Financing Co., Inc. – Delaware	59-3772785
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2230 East Imperial Highway, El Segundo, California	90245
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 964-5000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. None.

The registrant has met the conditions set forth in General Instruction I (1)(a) and (b) of Form 10-K and is therefore filing this Annual Report on Form 10-K with the reduced disclosure format.

CAUTIONARY STATEMENT FOR PURPOSE OF THE “SAFE HARBOR’ PROVISIONS OF

THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K may contain certain statements that we believe are, or may be considered to be, “forward-looking statements,” within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as we “believe,” “estimate,” “expect,” “anticipate,” “intend,” “plan,” “foresee”,”project” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from historical results or from those expressed or implied by the relevant forward-looking statement. Risk factors which could cause actual performance and future actions to differ materially from forward-looking statements made herein include, among others, the following:

•	we may be unable to obtain needed retransmission consents, Federal Communications Commission, or FCC, authorizations or other governmental licenses;

•	our satellite launches may be delayed or fail and our in-orbit satellites may malfunction or fail prematurely;

•	we are subject to numerous contractual constraints on our ability to raise additional debt;

•	the possibility of terrorist attacks, war or other military action against foreign countries, and changes in international political conditions as a result of these events, may continue to adversely affect the United States and the global economy;

•	weaknesses in the U.S. economy may harm our business;

•	service interruptions arising from technical anomalies on some satellites, or caused by war, terrorist activities or natural disasters, may cause customer cancellations or otherwise harm our business;

•	we face intense and increasing competition from providers in the multi-channel video programming distribution, or MVPD, industry; new competitors may enter the MVPD business and new technologies may increase competition in the industry;

•	our satellite programming signals have been subject to theft and could be subject to theft in the future, which could cause us to lose subscribers and revenue or result in higher costs to us;

•	programming costs may increase beyond our current expectations;

•	future acquisitions, strategic partnerships and divestitures may involve additional uncertainties;

•	we are party to various lawsuits that, if adversely decided, could have a significant adverse impact on our business; and

•	we may face other risks described from time to time in periodic reports filed by us and The DIRECTV Group, Inc., formerly known as Hughes Electronics Corporation, with the Securities Exchange Commission, or SEC.

We urge you to consider these factors carefully in evaluating forward-looking statements. The forward-looking statements included in this Annual Report are made only as of the date of this Annual Report and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

PART I

ITEM 1. BUSINESS

Description of Our Business

We are the largest provider of direct broadcast satellite, or DBS, television services and the second largest MVPD provider in the United States, in each case based on the number of subscribers. We provide our customers with access to hundreds of channels of digital-quality video and audio programming that are transmitted directly to our customers’ homes or businesses via high-powered geosynchronous satellites. As of December 31, 2003, we had approximately 12.2 million subscribers, of which approximately 10.7 million were owned and operated subscribers and approximately 1.5 million were subscribers who received our service from members and affiliates of the National Rural Telecommunications Co-operative, or NRTC.

We believe we provide one of the most extensive collections of programming available in the MVPD industry. We currently distribute to our U.S. customers more than 850 digital video and audio channels, including about 125 basic entertainment channels, 31 premium movie channels, over 25 regional and specialty sports networks, an aggregate of over 600 local channels, over 35 Spanish and Chinese language special interest channels, up to 55 pay-per-view movie and event choices and seven high-definition television, or HDTV, channels. Although we distribute over 600 local channels, a customer receives only the local channels in the customer’s home market. Currently, we deliver local channels in 64 major metropolitan markets or about 72% of U.S. television households. Assuming the successful launch of a new high-powered, spot-beam satellite, DIRECTV 7S, along with approval from the FCC to move our DIRECTV 5 satellite to an orbital slot currently controlled by Telesat Canada, we expect to provide local channel coverage to approximately 130 markets, or about 92% of U.S. television households, by the end of 2004.

We also provide premium professional and collegiate sports programming such as the NFL SUNDAY TICKET™ package, which allows subscribers to view as many as 14 NFL games played each Sunday during the regular season. Under our contract with the NFL, we have exclusive DBS television, high-definition and interactive rights to the NFL SUNDAY TICKET package through 2007 and exclusive multi-channel television rights through 2005.

To subscribe to our service, customers purchase receiving equipment from us or through one of approximately 18,000 retail locations in the United States, including Best Buy and Circuit City, as well as independent satellite television retailers and dealers.

The receiving equipment consists of a small receiving satellite dish antenna, a digital set-top receiver and a remote control, which we refer to as a “DIRECTV System.” After purchasing and installing a DIRECTV System, customers activate our service by calling us and subscribing to one of our programming packages.

Infrastructure

•	Satellites. We currently have a fleet of seven satellites, five of which we use to broadcast our service from our 101 degrees west longitude, or WL, 110 WL and 119 WL orbital locations, and two of which serve as backups. Most of our programming is distributed from 101 WL. The FCC licensed us to operate 46 DBS frequencies at various orbital positions including 32 frequencies at the 101 WL orbital location, 11 frequencies at the 119 WL orbital location, and three frequencies at the 110 WL orbital location.

•

Satellites Under Construction. In the second quarter of 2004, we expect to launch DIRECTV 7S, a satellite manufactured by Space Systems/Loral, Inc., that will be positioned at 119 WL. This satellite will include spot-beam technology, which will allow us to substantially increase our capacity to deliver local channels in additional markets. In October 2003, we announced that we had authorized the construction of two additional satellites to be manufactured by Space Systems/Loral, Inc., DIRECTV 8, which is expected to be launched in the second quarter of 2005, and DIRECTV 9S, which is expected to be launched in the fourth quarter of 2005. DIRECTV 8 and DIRECTV 9S will provide us with backup and replacement capacity to maintain a robust satellite fleet and ensure continued reliable service to our customers. DIRECTV 8 will likely replace our DIRECTV 2 satellite, which will reach the end of its useful life in approximately three years. We expect DIRECTV 9S to backup our DIRECTV 4S and DIRECTV 7S satellites.

In addition, based on a review of various strategies and technologies, we are exploring alternatives to maximize the capacity of the DIRECTV platform to provide our customers expanded local and HDTV services. The implementation of such strategies will require additional capital expenditures in the future.

•	Installation Network. Our DIRECTV HOME SERVICES installation and service network performs service call work and approximately 20% of all new professional customer installations through 14 outsourced companies with over 6,000 technicians around the United States. For these outsourced companies, we set the installation and service standards, perform quality control, manage inventory and monitor the overall service network performance. In addition, we and our retailers also utilize employer-based or contract installation providers, which perform approximately 80% of all new professional customer installations.

•	Customer Service Centers. We currently use 10 customer service centers employing approximately 7,200 customer service representatives, or CSRs. Nine of these customer service centers, employing approximately 6,000 CSRs, are operated by Convergys Customer Management Group, Inc., West Telemarketing Corporation and Precision Response Corporation. In addition, we own one customer service center in Boise, Idaho that employs approximately 1,200 CSRs. Potential and existing subscribers can call a single telephone number 24 hours a day, seven days a week to request assistance for hardware, programming, installation and technical support. We continue to increase the functionality of telephone-based and web-based self care features in order to better manage customer service costs and improve service levels.

The National Rural Telecommunications Cooperative

As of December 31, 2003, 1.5 million of our approximately 12.2 million subscribers received DIRECTV services from the members and affiliates of the NRTC. Pursuant to an agreement entered into in 1992 between a predecessor of DIRECTV, Inc. and the NRTC, the NRTC has the exclusive right to distribute our services transmitted from 27 of the 32 frequencies located at 101 WL to customers located primarily in rural areas of the United States. As part of a settlement reached in January 2004 regarding certain disputes arising from the agreement, the NRTC and we agreed that the term of the agreement shall continue until the later of the useful life of our initial direct-to-home satellite, DIRECTV 1, or June 30, 2008. In addition, the NRTC and we agreed to enter into a new agreement on the same terms that will run from the expiration of the prior agreement to June 30, 2011. See “Legal Proceedings “ in Item 3. The NRTC separately contracted with its members and affiliates to provide them with rights to market and sell these services. The NRTC pays us a fee on the revenues from these services, which are branded using the DIRECTV name pursuant to a trademark license agreement between us and the NRTC. NRTC “territories” comprise approximately 10 million of the approximately 107 million U.S. television households.

We have also separately contracted with the NRTC and with Pegasus Satellite Television, Inc., or Pegasus, the NRTC’s largest affiliate whose territory covers approximately 8 million of the 10 million NRTC households. Our agreements with the NRTC and Pegasus permit each of them to market and sell services, including premium services, that we transmit from the other 5 frequencies located at the 101 WL orbital slot, as well as frequencies located at 110 WL and 119 WL orbital slots. For these separately contracted services, the NRTC and Pegasus pay us a percentage of subscriber revenues generated. As of December 31, 2003, approximately 1.2 million of the 1.5 million NRTC subscribers were customers of Pegasus. See “Legal Proceedings” in Item 3.

News Corporation Transactions

On December 22, 2003, General Motors Corporation, the former parent of The DIRECTV Group, or GM, The DIRECTV Group and The News Corporation Limited, or News Corporation, completed a series of transactions that resulted in the split-off of The DIRECTV Group from GM and the simultaneous sale of GM’s 19.8% interest in The DIRECTV Group to News Corporation. Immediately after the split-off, News Corporation acquired an additional 14.2% of The DIRECTV Group’s outstanding common stock from the former GM Class H common stockholders, which provided News Corporation with a total of 34% of the outstanding capital stock of The DIRECTV Group. Upon completion of these transactions, News Corporation transferred its interest in The DIRECTV Group to its 82% owned subsidiary, Fox Entertainment Group, Inc.

Our Key Strengths

Our business is characterized by the following key strengths:

•	Large Subscriber Base. We are the largest DBS provider and the second largest MVPD provider in the United States, in each case based on the number of subscribers. We believe that our large subscriber base provides us with more opportunities to obtain programming on favorable terms and secure unique and exclusive programming.

•	Leading Brand Name. Results from a study commissioned by us in 2004 indicated that over 83% of consumers in the United States are aware of the DIRECTV service. We believe the strength of our brand is an important factor in our ability to attract new customers. In addition, we believe our recognized brand name enhances our ability to secure strategic alliances with programmers, distributors and other technology and service providers.

•	High-Quality Digital Picture and Sound. Our video and audio programming is 100% digitally delivered, providing customers with digital-quality video pictures and CD-quality sound. This compares favorably with cable providers that continue to offer popular programming in an analog format and only offer a limited selection of digital channels for an additional fee.

•	Superior Customer Service. We have been recognized for attaining top rankings in studies measuring customer service performance for our industry, including being ranked “ #1 in Customer Satisfaction Among Satellite and Cable TV Subscribers Two Years in a Row” according to J.D. Power and Associates 2002-2003 Syndicated Residential Cable/Satellite TV Customer Satisfaction Studiessm. We believe that providing high-quality customer service is an important element in reducing our subscriber disconnection, or churn rate, and attracting new subscribers.

•	Valuable Orbital Slots and Satellite-Based Technology. We believe our regulatory authorization to use desirable orbital slots and broadcast spectrum helps sustain our position as one of the leading companies in the MVPD industry. The FCC has designated three DBS orbital slots that provide full coverage across the 48 contiguous states of the United States, often referred to as “CONUS” coverage. Within these three orbital slots, there are 96 assigned DBS frequencies. We hold licenses to broadcast our services from 46 of these 96 DBS frequencies. Any of the remaining DBS frequencies that we do not hold licenses for are currently used by other providers.

Our satellite-based service provides us with many advantages over ground-based cable services, including the ability to distribute hundreds of channels to millions of recipients nationwide with minimal incremental cost per additional subscriber, comprehensive coverage to areas with low population density in the United States and the ability to quickly introduce new services to a large number of customers.

•	Substantial Channel Capacity and Programming Content. We currently distribute more than 850 digital video and audio channels, of which we distribute over 325 to the 48 contiguous states of the United States and the remainder are regional and local channels. As a result of our significant channel capacity, we believe we are able to deliver to our customers one of the widest selections of programming available today in the United States, including our exclusive programming such as the NFL SUNDAY TICKET package.

•	Association with a Leading Global Media Company. With News Corporation, a leading global media company, owning 34% of the outstanding common stock of The DIRECTV Group, we are associated with a company that has unrivaled experience in developing and managing successful pay-television platforms around the world. By bringing an expanded vision to The DIRECTV Group and DIRECTV, we believe that our association with News Corporation will enable us to grow faster than we could have previously.

Our Business Strategy

Our overall goal is to provide customers with the best television experience in the United States. We believe our association with News Corporation’s global economies of scale and world-class content will help us attain this goal. Our strategy focuses on attaining leadership in technology, offering our customers compelling and differentiated content, and providing high-quality customer service. If we are successful in executing this strategy, we believe that we will generate strong subscriber revenue and cash flow growth in the future.

•	Technology Leadership. We believe that technological leadership will be key to our ability to introduce compelling services that are also easy to use and customer-friendly. We believe that advancements in our technology will lead to enhanced digital video recorders, or DVRs, more standardized set-top receivers, HDTV programming and reduced signal theft.

•	Enhance DVRs and Standardize Set-top Receivers. A cornerstone of our strategy is to use set-top receivers that incorporate DVR technology. These products digitally record television programs without videotape and allow customers to pause and rewind live television, create their own television programming lineups based on personal preferences and watch one live program while simultaneously recording another. We currently have a non-exclusive arrangement with TiVo Inc. to provide DVR functionality in selected set-top receivers. We expect to continue to develop our relationship with TiVo Inc. as well as actively explore other options to establish a DVR market leadership position. Furthermore, we plan to significantly expand usage of DVRs by offering enhanced capabilities including expanded storage capacity, more sophisticated software and the ability to record HDTV programming. In addition, by incorporating a common technology standard into the design and manufacture of the DIRECTV set-top receivers along with other efficiencies, we believe we can drive manufacturing costs lower while bringing new features and functionality to market in an accelerated fashion.

•	Expand HDTV Programming. We launched our HDTV programming package on July 1, 2003, and currently offer seven national HDTV channels. In the first quarter of 2004, we began offering network HDTV programming from CBS in its owned and operated markets, which include 8 of the 10 largest U.S. markets. As more HDTV programming becomes available, we expect to continue expanding our HDTV offerings through advancements in compression technologies and the utilization of additional spectrum.

•	Reduce Signal Theft. We have undertaken various initiatives with respect to our conditional access system to further enhance the security of the DIRECTV signal. To help combat signal theft, we are currently providing our customers with more advanced access cards that we believe significantly enhance the security of the DIRECTV signal and expect to complete this effort by the end of the second quarter of 2004. In addition, we continue to seek out and prosecute signal thieves with our own internal efforts and with the support of local, state and federal law enforcement agencies.

•	Compelling and Differentiated Content. To fulfill our goal to offer the best television experience in the United States, we believe we must have the most extensive collection of valuable programming services available in the MVPD industry. As such, we will distribute local channel programming to additional markets, introduce a new electronic program guide, or EPG, offer interactive services, expand our ethnic programming and continue to offer exclusive content such as the NFL SUNDAY TICKET package.

•	Expand Local Channel Service. Over the last several years, expanded local channel service has been a significant driver of our growth. In general, we attain greater subscriber growth, lower churn and higher average revenue per user, or ARPU, in those markets where we deliver local channels to subscribers.

•	Enhanced EPG. We expect to develop an enhanced on-screen EPG that will become an important part of the viewer experience. For a service as robust as DIRECTV’s, we believe it is essential for customers to be able to navigate easily through the hundreds of channels that we offer.

•	Introduce New Interactive Services. Interactivity will become an important part of the DIRECTV customer experience going forward and we plan to develop interactive services that in many cases will use the DVR for true content-on-demand functionality. In addition, we plan on offering an array of other interactive services that focus on weather, news, sports and more.

•	Enhanced Sales and Marketing, Customer Service and Distribution and Standardized Equipment. In addition to our goal of having technology leadership and compelling content, we also intend to drive subscriber growth by continuing to improve sales and marketing along with customer service and distribution.

•	Enhance Sales and Marketing. We expect to achieve continued strong subscriber growth through aggressive marketing and promotion that will exploit the strength of the DIRECTV brand. In addition, we believe we can increase demand for our service by targeting key market niches, such as ethnic and multi-dwelling unit households. While we expect to maintain our strong relationships with our core retailers and dealers, we also plan to continue to develop and strengthen our direct sales channels and recently announced strategic marketing alliances with Regional Bell Operating Companies, such as BellSouth and Verizon.

•	Improve Customer Service. We expect to implement initiatives that will provide improved levels of customer service. For example, we intend to take more of a “hands-on” approach and exert more control in managing all aspects of the DIRECTV customer experience, including the point of sale, installation and on-going customer service. As such, we expect to develop selected in-house service capabilities to compliment our relationships with key third-party service providers.

•	Enhance Distribution and Standardize Equipment. We intend to implement a new hardware and distribution strategy in 2004 that is designed to facilitate the purchase and distribution of DIRECTV equipment from our manufacturers to retailers. In addition we plan to offer our customers a standardized and more user-friendly DIRECTV experience. Over the course of the year, authorized manufacturers of DIRECTV equipment will migrate to a new standardized specification that we designed to improve the overall DIRECTV customer experience. Under this new strategy, the DIRECTV brand will become the prominent brand on all DIRECTV equipment, replacing the various consumer electronics brand names historically shown on DIRECTV equipment.

Competition

Our industry is highly competitive. Our competition includes companies that offer video, audio, interactive programming, telephony, data and other entertainment services, including cable television, wireless companies, DBS companies and companies that are developing new technologies. Many of our competitors have access to substantially greater financial and marketing resources than we have. We believe that the quality and variety of video, audio and interactive programming, quality of picture, access to service, availability of a broadband internet service, customer service and price are the key elements for gaining and maintaining market share.

•	Cable Television. We encounter substantial competition in the MVPD industry from cable television companies. Most cable television operators have a large, established customer base, and many have significant investments in companies that provide programming content. According to the FCC, as of June 30, 2003, 104 million of the 107 million television households, or 97%, are passed by cable. Of the 104 million U.S. television households passed by cable, approximately 66 million, or 64%, are currently subscribers to cable. Cable operators are presently able to provide local programming in a larger number of geographic areas than we are. In addition, most cable providers are completing network upgrades that allow for enhanced service offerings such as digital cable, broadband Internet access and telephony services. Cable companies bundle these services with their basic services, offering discounts and providing one bill to the consumer.

•	Other DBS and Direct-to-Home Satellite System Operators. Our primary DBS competitor is EchoStar Communications Corporation, or EchoStar, which had approximately 9.4 million subscribers at December 31, 2003. We also face competition from Cablevision Communications, Inc., which launched commercial service of VOOM through its Rainbow DBS unit in the fourth quarter of 2003.

Other domestic or foreign satellite operators also have proposed to offer direct-to-home satellite service to U.S. customers using U.S.-licensed satellite frequencies or foreign-licensed frequencies that have the ability of covering the United States. SES Americom, for example, is the licensee of U.S. frequencies that can be used to offer direct-to-home service, and has petitioned the FCC for a declaratory ruling to allow it to provide DBS service using frequencies assigned to it by the Government of Gibraltar and the United Kingdom.

•	Terrestrial Ku-Band Multi-channel Video and Data Distribution Services (MVDDS). In January 2004, the FCC commenced an auction for licenses to broadcast video and data applications terrestrially in Ku-band frequencies that support DBS operations. Two companies, DTV Norwich, affiliated with Cablevision, and South.com, affiliated with Echostar, among others, purchased licenses to use this spectrum in selected cities across the United States, which will likely be used to complement VOOM’s and Echostar’s other DBS offerings. Other auction winners may use this spectrum to offer terrestrial video or broadband services in competition with us. In addition, tests sponsored by the FCC have shown that the terrestrial use of this spectrum may interfere with the programming signals we deliver to our customers.

•	Other Terrestrial Wireless and Wired Providers. Broadband services providers, wireless cable systems, private cable or satellite master antenna television systems, and video services currently offer or could offer in the future MVPD and program distribution technologies in competition with us.

•	VHF/UHF Broadcasters. Most areas of the United States can receive traditional terrestrial VHF/UHF television broadcasts of between three and ten channels. These broadcasters are often low to medium power operators with a limited coverage area and provide local, network and syndicated programming typically free of charge. The FCC has allocated additional digital spectrum to licensed broadcasters. At least during a transition period, each existing television station will be able to retain its present analog frequencies and also transmit programming on a digital channel that may permit multiple programming services per channel.

Government Regulation

DBS operators are subject to U.S. government regulation, primarily by the FCC and, to a certain extent, by Congress, other federal agencies, state and local authorities and the International Telecommunications Union, a specialized agency of the United Nations within which governments and the private sector coordinate global telecommunications networks and services. Depending upon the circumstances, noncompliance with legislation or regulations promulgated by these entities could result in the suspension or revocation of our licenses or registrations, the termination or loss of contracts or the imposition of contractual damages, civil fines or criminal penalties.

This section sets forth a summary of regulatory issues pertaining to our operations and is not intended to describe all present and proposed government regulation and legislation affecting the MVPD industry.

•	FCC Regulation Under the Communications Act. The Federal Communications Act of 1934 established the FCC, and gave the agency broad authority to regulate the use of the radio spectrum. Based on the Communications Act, the FCC has general authority to promulgate rules and regulations in order to ensure that the spectrum is used in an efficient manner consistent with the public interest, convenience and necessity. In addition, in response to technological, social and political changes in the past 70 years, Congress has continued to shape the FCC’s role in spectrum management by amending the Communications Act through numerous subsequent statutes.

The ownership and operation of our DBS system is regulated by the FCC primarily for:

•	the licensing of direct broadcast satellites, earth stations and ancillary authorizations;

•	the assignment of frequencies and orbital slots;

•	compliance with the terms and conditions of assignments and authorizations, including required timetables for construction and operation of satellites;

•	avoidance of interference by and to DBS operations with operations of other entities that make use of the radio spectrum; and

•	compliance with the Communications Act and FCC rules governing U.S.-licensed DBS systems.

The FCC grants authorizations to satellite operators that meet its legal, technical and financial qualification requirements. Such authorizations are conditioned on satisfaction of ongoing due diligence, construction, reporting and related obligations. Further, the FCC must approve the relocation of satellites to different orbital locations or the replacement of an existing satellite with a new satellite.

All of our satellites and earth stations are licensed by the FCC. The FCC generally issues DBS and earth station licenses for a ten-year period, which is less than the useful life of a healthy direct broadcast satellite. Upon expiration of the initial license term, the FCC has the option to renew a satellite operator’s license or authorize an operator to operate for a period of time on special temporary authority, or decline to renew the license. If the FCC declined to renew the operator’s license, the operator would be required to cease operations and the frequencies would revert to the FCC.

Currently we have several applications pending before the FCC, including applications to relocate our DIRECTV 3 and DIRECTV 5 satellites, as well as an application to launch and operate DIRECTV 7S, our second spot-beam satellite. In connection with the DIRECTV 3 application, we reported to the FCC that the DIRECTV 3 satellite had been moved without receiving prior FCC approval, which could subject us to enforcement action by the FCC. In general, the FCC’s approval of these applications is required for us to continue to expand our offering of local-into-local service into additional local television markets. There can be no assurance that these approvals will be obtained in a timely fashion or at all.

As a DBS licensee and operator, we are subject to a variety of Communications Act requirements, FCC implementing regulations and copyright laws that could materially affect our business as a distributor of multichannel video and audio programming. They include:

•	Local-into-Local Service and Limitation on Retransmission of Distant Broadcast Television Signals. In 1999, Congress enacted the Satellite Home Viewer Improvement Act, or SHVIA. This statute sought to increase competition between cable and satellite television distributors by amending federal copyright law to create a new statutory copyright license that allows satellite carriers to retransmit the signals of local broadcast television stations in the stations’ local markets, without obtaining authorization from the holders of copyrights in the individual programs carried by those stations.

SHVIA also permits satellite retransmission of distant network stations (those that originate outside of a satellite subscriber’s local television market) only to “unserved households.” A subscriber qualifies as an “unserved household” if he or she cannot receive, over the air, a signal of sufficient intensity from a local station affiliated with the same network. In implementing SHVIA, the FCC has required satellite carriers to delete certain programming, including sports programming, from the signals of certain distant stations. In addition, the FCC’s interpretation, implementation and enforcement of other provisions of SHVIA, as well as judicial decisions interpreting and enforcing SHVIA (as codified in the Communications Act and copyright laws), could hamper our ability to retransmit distant network and superstation signals, reduce the number of our existing or future customers that can qualify for receipt of these signals, impose costs on us in connection with the process of complying with the rules, or subject us to fines, monetary damages or injunctions. In addition, the FCC’s sport blackout requirements, which apply to all distant network signals, may require costly upgrades to our system.

Many of the changes to the Communications and Copyright Acts enacted by SHVIA expire at the end of 2004, and require Congressional re-authorization. A failure of Congress to do so could have a material adverse effect on our business. In addition, there could be a number of additional requirements imposed on us through the legislative renewal process that are difficult to predict and that could also adversely affect us.

•	Must Carry Requirement. SHVIA also contemporaneously amended the Communications Act to impose a must carry obligation on satellite carriers. This must carry obligation, which took effect on January 1, 2002, requires satellite carriers that choose to take advantage of the new statutory copyright license in a local market to carry upon request the signals of all television broadcast stations within that local market, subject to certain limited exceptions.

The FCC has implemented SHVIA’s must carry requirement and adopted further detailed must carry rules covering our carriage of both commercial and non-commercial broadcast television stations. These must carry rules generally require us to carry all of the local broadcast stations requesting carriage in a timely and appropriate manner in markets in which we choose to retransmit the signals of local broadcast stations. We have limited capacity, and the projected number of markets in which we can deliver local broadcast programming will continue to be constrained because of the must carry requirement and may be reduced depending on the FCC’s interpretation of its rules in pending and future rulemaking and complaint proceedings, as well as judicial decisions interpreting must carry requirements. For example, the FCC is currently assessing whether cable operators, and possibly DBS operators, must engage in “dual carriage” of local broadcast signals as these broadcasters upgrade their signals to digital transmission. In addition, the FCC is assessing the degree to which satellite carriers are capable of carrying HDTV signals, or multicast digital standard-definition channels, of local broadcasters, and the extent to which the Communications Act requires mandatory carriage of such signals. Compliance with must carry rules may also mean that we may not be able to use capacity that could otherwise be used for new or additional national programming services.

•	Foreign Ownership Restrictions. The Communications Act imposes certain foreign ownership restrictions on licensees of radio spectrum, including licensees of satellite services. The FCC has ruled that most of these foreign ownership restrictions do not apply to DBS services, but some of these restrictions remain applicable. For example, a DBS license may not be held by a foreign government or the representative of a foreign government. In addition, it is possible that the FCC could revisit its interpretation of DBS foreign ownership requirements in future proceedings, or examine foreign ownership questions in applying its general public interest standards to specific transactions in which we may engage.

•	Public Interest Requirement. Under a requirement of the Communications Act, the FCC has imposed certain public interest obligations on DBS operators, including a requirement that such providers set aside four percent of channel capacity exclusively for noncommercial programming of an educational or informational nature, for which we must charge programmers below-market rates and for which we may not impose additional charges on subscribers. FCC rules also require DBS operators to comply with a number of political broadcasting requirements to which broadcasters are subject under the Communications Act. We believe that we are in compliance with all of these requirements, but some of them require our interpretations, which we believe are reasonable and consistent with industry practice. However, if challenged, we cannot assure you that the FCC would agree with our interpretations. In addition, it is possible that the FCC could in the future attempt to impose additional public interest or content requirements on us, for example, by seeking to impose its programming indecency rules on programming that we distribute to subscribers.

•	Geographic Service Rules. The FCC requires DBS licensees to comply with certain geographic service obligations intended to foster the provision of DBS service to subscribers residing in the states of Alaska and Hawaii. We believe that we are in compliance with these rules, but the State of Hawaii has filed a petition for administrative sanctions against us taking a contrary view, and urging the FCC to take enforcement action against us. A satellite television dealer named MicroCom has also requested the FCC to examine our quality of service to Alaska and Hawaii. We cannot be sure that the FCC will agree with our view that we are in compliance with the agency’s geographic services rules, or that the FCC will not require us to make potentially cumbersome and costly changes to our offerings.

•	Closed Captioning and Video Description Obligations. Under the Communications Act and FCC implementing regulations, local television broadcasters and certain MVPDs, including us, are required to provide closed captioning for non-exempt video programming that is distributed and exhibited using their systems. The FCC subsequently expanded this requirement to include the responsibility of providing video description for visually impaired persons, which involves the insertion into a television program of narrated descriptions of settings and actions that are not otherwise reflected in the dialogue, and is typically provided through the Secondary Audio Programming channel. The FCC’s video description rules have been invalidated by a federal court, but if re-imposed through subsequent court decisions or FCC rulemaking, will constitute an additional constraint on DBS channel capacity.

•	Spectrum Allocation and License Assignment Rules. We depend upon the FCC’s allocation of sufficient DBS frequencies and assignment of DBS licenses in order to operate our business. DBS frequencies and available DBS orbital locations capable of supporting our business have become increasingly scarce. While we are exploring additional sources of DBS or direct-to-home service capacity, there can be no assurance that we will obtain it.

In addition, unlike other satellite services, the FCC has moved to a system of competitive bidding to assign licenses for additional DBS frequencies. For example, the FCC has scheduled an auction of certain DBS frequencies at western DBS orbital locations to take place in July 2004. There can be no assurance that if we participate in this or other auctions for DBS capacity that we will prevail and obtain it, or that we will be deemed eligible to participate in future auctions.

•	Rules Governing Co-Existence With Other Satellite and Terrestrial Services and Service Providers in the MVPD Industry. The FCC has adopted rules to allow non-geostationary orbit, or NGSO, fixed satellite services, or FSS, to operate on a co-primary basis in the same frequency band as the one used by direct broadcast satellite and Ku-band-based FSS. In the same proceeding, the FCC concluded that MVDDS can share spectrum with DBS operators on a non-interference basis, and adopted rules and a method for assigning licenses in that service, as well. While the FCC has established service and technical rules to govern the NGSO and MVDDS services to protect DBS operations from harmful interference, these rules may not be sufficient to prevent such interference, and the introduction of such services into spectrum used by us for DBS service may have a material adverse impact on our operations. A number of aspects of these rules remain subject to judicial review.

On April 25, 2002, SES Americom, Inc. requested a declaratory ruling that it is in the public interest for SES Americom to deliver satellite capacity to third parties to allow such parties to provide direct-to-home programming services to consumers in the United States and certain British Overseas Territories in the Caribbean. SES Americom proposes to employ a satellite purportedly licensed by the Government of Gibraltar to operate in the same uplink and downlink frequency bands as us, from an orbital position that is located in between two orbital locations where we have already positioned our satellites. We have opposed FCC consideration of SES Americom’s petition, and believe that SES Americom’s satellite, if located as currently proposed by SES, would cause interference to our current and planned operations and impose a significant constraint on the further growth of U.S. DBS service. Other foreign operators have followed SES in filing for satellites at the International Telecommunications Union that have U.S. coverage, which could interfere with us or require us to undertake an international coordination process that could result in constraints on our operations or service growth. In addition, EchoStar has filed U.S. applications before the FCC to introduce additional satellites between our operating and planned spacecraft which, if granted, similarly could constrain our operations or service growth. The FCC currently is considering whether to hold a rulemaking proceeding to address these developments, and we cannot predict whether the FCC will do so or the effect of such a proceeding on our business.

•	FCC Conditions Imposed In Connection With the News Corporation Transactions. The FCC approved the News Corporation transactions in December 2003. In doing so, the FCC imposed a number of regulatory conditions on The DIRECTV Group and News Corporation, some of which directly or indirectly affect our business. In particular, the FCC has imposed on us program carriage conditions, intended to prevent discrimination against all forms of unaffiliated programming; certain program access conditions, intended to ensure non-discriminatory access to much of the programming carried on the DIRECTV service; a requirement that we provide, by the end of 2004, local broadcast channels to subscribers in an additional 30 local markets beyond what had been previously funded, projected or planned by The DIRECTV Group or us, for a total of up to 130 local markets; and conditions intended to mitigate national security, law enforcement, foreign policy and trade policy concerns. We cannot predict what effect that our compliance with or the FCC’s enforcement of these conditions will have on our business.

In connection with the requirement that we serve an additional 30 local markets with local broadcast channels beyond what had been previously funded, projected or planned by us, we have applied to the FCC for authority to do so by relocating our DIRECTV 5 satellite to 72.5 WL, which is an orbital slot allocated to Canada under International Telecommunications Union rules, and using the frequencies at that slot to offer additional local channel service. Our applications are presently being processed by the FCC, but have been opposed by third parties. While we expect to ultimately obtain the approvals we seek, there can be no assurance that we will do so in a timely fashion or at all. A failure to meet the FCC’s condition of providing additional local channel service could subject us to enforcement action or other penalties by the FCC or the Department of Justice.

•	Other Legal and Regulatory Requirements. DBS providers are subject to other federal regulatory requirements, such as equal employment opportunity regulations and Federal Trade Commission and FCC telemarketing rules. In addition, although Congress has granted the FCC exclusive jurisdiction over the provision of direct-to-home satellite services, aspects of DBS service remain regulated at the state and local level. For example, the FCC has promulgated rules prohibiting restrictions by local government agencies, such as zoning commissions and private organizations, such as homeowners associations, on the placement of DBS dish receiving antennas. Local governments and homeowners associations, however, may continue to regulate the placement of such antennas if necessary to accomplish a clearly defined public safety objective or to preserve a recognized historic district, and may also apply to the FCC for a waiver of FCC rules if there are other local concerns of a special or unusual nature. In addition, a number of state and local governments have attempted to impose consumer protection, customer service and other types of regulation on DBS operators. Also, while Congress has prohibited local taxation of the provision of DBS service, taxation at the state level is permissible, and many states have imposed such taxes. Incidentally to conducting a consumer directed business, we occasionally receive inquiries or complaints from authorities such as state attorneys general and state consumer protection offices. These matters are generally resolved in the ordinary course of business.

We are required by international rules to coordinate the use of the frequencies on our satellites with other satellite operators who may interfere with us or who may suffer interference from our operations. Additionally, to the extent that we may seek to provide international service to other countries, we may be required to obtain licenses in such other countries to do so. Foreign laws and regulatory practices governing the provision of satellite services to licensed entities and directly to end users vary substantially, and we could also be subject to national communications and/or broadcasting laws with respect to our provision of any international satellite service.

Intellectual Property

Our portfolio of trademarks is an important asset of our business. We hold over 75 U.S. and foreign trademark registrations, including registration of our primary DIRECTV trademark and the Cyclone Design logo under which we do business. These trademarks are licensed royalty-free to third parties for use in the support of our business. We maintain an active program to protect our marks against unauthorized or improper use by third parties. Some of the intellectual property used in our business is owned by The DIRECTV Group and licensed to us.

Employees

As of December 31, 2003, we had 3,261 full-time and 35 part-time employees. We believe that our employee relations are good. None of our employees is represented by any labor union.

ITEM 2. PROPERTIES

The following table identifies our material real estate properties:

Description and Use	Location	Owned or Leased	Subject to Major Encumbrance
Corporate Headquarters	El Segundo, California	Leased	No
Office space for IT, Customer Service, Signal Integrity and Creative Services Departments	El Segundo, California	Leased	No
Office space for Engineering Departments and Labs	El Segundo, California	Leased	No
Regional Sales Office	Atlanta, Georgia	Leased	No
Regional Sales Office	New York, New York	Leased	No
Regional Sales Office	Dallas, Texas	Leased	No
Regional Sales Office	Chicago, Illinois	Leased	No
Service Providers Center	Denver, Colorado	Leased	No
Broadcast Center	Castle Rock, Colorado	Land is leased; building is owned	Yes
Broadcast Center	Los Angeles, California	Owned	Yes
Uplink Center	Oakdale, Minnesota	Owned	Yes
Customer Call Center	Boise, Idaho	Owned	Yes
Uplink Center	Winchester, Virginia	Owned	No

ITEM 3. LEGAL PROCEEDINGS

(a) Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we became or were a party during the year ended December 31, 2003 or subsequent thereto, but before the filing of this report are summarized below:

NRTC, Pegasus and Related Litigation. On June 3, 1999 and on August 26, 1999, the NRTC filed lawsuits against certain subsidiaries of The DIRECTV Group, including DIRECTV, Inc., in the U.S. District Court for the Central District of California. For purposes of this section, we refer to all of The DIRECTV Group’s subsidiaries involved in these lawsuits collectively as DIRECTV. The lawsuits alleged that DIRECTV breached its DBS Distribution Agreement with the NRTC and wrongfully deprived it of the exclusive right to distribute certain programming, and sought recovery of related revenues. DIRECTV denied the NRTC claims and asserted counterclaims against the NRTC. A class action was filed in the same court against DIRECTV on behalf of the NRTC’s participating members on February 29, 2000. The class, which the court certified, asserted claims identical to the claims that Pegasus Satellite Television, Inc., or Pegasus, and Golden Sky Systems, Inc., or Golden Sky, asserted as described in the next paragraph. On August 11, 2003, DIRECTV, the NRTC and the class representatives entered into a binding settlement term sheet and on January 5, 2004, the Court approved the class action settlement at a fairness hearing, resulting in the dismissal of all claims by and between DIRECTV, the NRTC and the class.

Pegasus and Golden Sky, the two largest NRTC affiliates, which we refer to in this paragraph as Plaintiffs, filed an action on January 11, 2000 against DIRECTV in the same court as the NRTC case. The Plaintiffs alleged, among other things, that DIRECTV interfered with their contractual relationship with the NRTC. The Plaintiffs alleged that their rights and damages are derivative of the rights and damages asserted by the NRTC in its lawsuits against DIRECTV discussed above. On May 22, 2003, the Court granted DIRECTV’s motion for summary judgment on the interference claims, eliminating all claims for compensatory damages and punitive damages asserted by Plaintiffs and narrowing other of Plaintiffs’ claims. The Plaintiffs have not accepted DIRECTV’s offer to settle on the same terms as the class settlement described above. However, DIRECTV believes that the remaining issues regarding the term of Plaintiffs’ contractual rights and its future relationship with DIRECTV have been determined by the settlement because Plaintiffs’ rights are derived from its contract with the NRTC. On January 23, 2004, DIRECTV moved to dismiss all of Plaintiffs’ remaining claims and moved for reconsideration of its summary judgment motion on the terms of Plaintiffs’ member agreement.

DIRECTV filed suit in California State Court, Los Angeles County, on June 22, 2001 against Pegasus and Golden Sky, which we refer to collectively in this paragraph as the Defendants. The lawsuit seeks to recover approximately $54 million, excluding interest, that Defendants owe DIRECTV under the parties’ Seamless Marketing Agreement, which provides for reimbursement to DIRECTV of certain costs that resulted from new subscriber activations in Defendants’ territory. Defendants had ceased making payments, and indicated that they did not intend to make any further payments due under the agreement. On July 16, 2001, Defendants filed a cross complaint. Defendants then removed the action to the U.S. District Court for the Central District of California, where it was transferred to the judge hearing the other cases described above. DIRECTV denies any liability to Defendants, and intends to vigorously pursue the amounts owed to it, plus interest, from Defendants and defend against Defendants’ counterclaims. The trial date is set for March 23, 2004. This matter is not affected by the settlement described above.

On February 1, 2001 and September 19, 2001, the NRTC filed lawsuits in the U.S. District Court for the Central District of California against DIRECTV seeking a declaration from the court that it is not required to defend and indemnify DIRECTV for certain litigation pursued by its members. As part of the settlement described above, these cases were dismissed by the parties on January 8, 2004. The NRTC agreed to waive all claims regarding recoupment of fees and costs paid to date. The NRTC will no longer have the obligation to pay DIRECTV’s costs of defense, including attorneys’ fees, of any litigation other than Pegasus’ current litigation pending in the Central District of California, and the NRTC will not be required to indemnify DIRECTV for any judgment entered in the Pegasus Development Corporation patent litigation described below unless and until a court has entered final judgment that the NRTC has such obligation.

Independent Retailer Litigation. In April 2001, Robert Garcia, doing business as Direct Satellite TV, an independent retailer of DIRECTV system equipment, instituted arbitration proceedings against DIRECTV in Los Angeles, California regarding commissions and certain chargeback disputes. On October 4, 2001, Mr. Garcia filed a class action complaint against DIRECTV in Los Angeles County Superior Court asserting the same claims and a Consumer Legal Remedies Act claim. Mr. Garcia alleges $300 million in class-wide damages and seeks certification of a class of plaintiffs to proceed in arbitration with court oversight. DIRECTV moved to dismiss and compel arbitration. On April 17, 2002, the Court entered an order compelling plaintiffs in the purported class to pursue their individual claims in arbitration, but the court purported to retain jurisdiction to determine whether there should be class treatment of dealer claims within the arbitration. DIRECTV appealed the order which was denied by both the appellate court and the California Supreme Court. On June 23, 2003, the U.S. Supreme Court issued its decision in the case Bazzle v. Green Tree Financial Corp., finding that whether an agreement to arbitrate permits class action arbitration is a decision for the arbitrator, not a court, to make. On October 6, 2003, the U.S. Supreme Court granted DIRECTV’s writ of certiorari vacating the state court decision and remanding the Garcia case for further proceedings consistent with the Bazzle decision. The California Court of Appeals issued an opinion on January 28, 2004 in which it reversed the April 17, 2002 order and remanded the case to the trial court with directions to remand the case to arbitration. On February 23, 2004, the trial court compelled the matter to arbitration and relinquished all jurisdiction in connection with the case. The matter is now pending before the American Arbitration Association.

On May 18, 2001, plaintiffs Cable Connection, Inc., TV Options, Inc., Swartzel Electronics, Inc. and Orbital Satellite, Inc. filed a class action complaint against DIRECTV in Oklahoma State Court, alleging claims similar to those in the above-described Garcia matter on behalf of all DIRECTV dealers. The plaintiffs seek unspecified damages and injunctive relief. As in the Garcia matter, the trial court granted DIRECTV’s motion to compel arbitration, but purported to retain jurisdiction to determine whether there should be class treatment of retailer claims within the arbitration. On January 7, 2003, the Oklahoma State Supreme Court issued an order permitting DIRECTV to proceed with an appeal of the trial court order. The appeal was stayed because of the Bazzle case. Following the Bazzle decision, DIRECTV and plaintiffs stipulated to dismiss the appeal and treat the matter in accordance with the Bazzle decision, but the Oklahoma State Supreme Court, in a communication dated July 23, 2003, has decided to retain jurisdiction and has not yet issued any further orders. On March 12, 2004, the plaintiffs served upon DIRECTV a Statement of Claim and Demand for Class Action Arbitration in Los Angeles, California essentially repeating the allegations and demands made in the litigation.

Intellectual Property Litigation. On June 27, 2000, SuperGuide Corporation filed suit in the U.S. District Court for the Western District of North Carolina against DIRECTV Enterprises, LLC, DIRECTV, Inc. and DIRECTV Operations, LLC, which we refer to together in this paragraph as the DIRECTV defendants, The DIRECTV Group, Thomson Inc., EchoStar Communications Corporation, EchoStar Satellite Corporation and EchoStar Technologies Corporation, alleging patent infringement and seeking unspecified damages and injunctive relief. Gemstar Development Corp. was added as a third party defendant because it asserts to have exclusive control of the patents by reason of a license agreement with SuperGuide. On July 3, 2002, the court granted summary judgment of non-infringement to the DIRECTV defendants, The DIRECTV Group and DIRECTV system manufacturers under all asserted claims of the patents in the case. Judgment for all defendants dismissing all claims of infringement and awarding costs to defendants was entered on July 25, 2002. On February 12, 2004 the Court of Appeals for the Federal Circuit affirmed the decision in part and reversed in part and remanded the action for further proceedings.

On December 5, 2000, Personalized Media Communications, LLC and Pegasus Development Corporation filed suit in the U.S. District Court for the District of Delaware against DIRECTV, Inc., The DIRECTV Group, Thomson Consumer Electronics and Philips Electronics North American Corp., alleging patent infringement and seeking unspecified damages and injunctive relief. On May 14, 2003, the court stayed the case pending outcome of reexaminations of the patents by the Patent Office.

In April 1997, the International Electronics Technology Corp. filed suit in the U.S. District Court for the Central District of California against DIRECTV, Inc., Hughes Aircraft Co., and Thomson Inc., alleging infringement of one U.S. patent and seeking unspecified damages and injunction. Plaintiff has asserted an interpretation of the claims at issue that relates to conditional access technology, and DIRECTV, Inc. has turned over the defense to NDS Limited, or NDS. Trial has not yet been scheduled. DIRECTV, Inc. has raised defenses of non-infringement and/or invalidity.

(b) Previously reported legal proceedings which have been terminated during the fourth quarter ended December 31, 2003 are summarized below:

In September 2002, DIRECTV, Inc., DIRECTV Enterprises, LLC, and DIRECTV Operations, LLC, which we refer to in this paragraph as the DIRECTV Parties, filed a lawsuit in U.S. District Court in Los Angeles against NDS (and related entities), the provider of DIRECTV’s conditional access system, alleging, among other things, breach of contract and misappropriation of trade secrets. On October 21, 2002, NDS filed counterclaims against the DIRECTV Parties and a chip manufacturer. NDS sought injunctive relief as well as an unspecified amount in punitive damages. On August 5, 2003, the DIRECTV Parties, NDS, the chip manufacturer, The DIRECTV Group and News Corporation, NDS’ parent company, entered into an agreement to stay the litigation pending the closing of the proposed transactions with News Corporation. Upon closing of the News Corporation transactions, the litigation and all claims and counterclaims were dismissed with prejudice.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

All of DIRECTV Holdings LLC’s equity is owned by The DIRECTV Group, Inc. All of DIRECTV Financing Co., Inc.’s common equity is owned by DIRECTV Holdings LLC. There is no established public trading market for the Registrants’ equity. Dividends on equity will be paid when and if declared by the Registrants’ Boards of Directors. None of the Registrants’ equity is subject to outstanding options or warrants.

ITEM 6.	SELECTED FINANCIAL DATA

Omitted.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations for the periods described below. This discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report.

Key Terminology used in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenues. We derive revenues mostly from subscriber subscriptions to basic and premium channel programming, pay-per-view programming and seasonal and live sporting events. We also derive revenues from fees from subscribers with multiple set-top receivers, which we refer to as mirroring fees, DIRECTV-The Guide, access card sales, warranty service fees and advertising services. Revenues also include fees earned from the National Rural Telecommunications Cooperative, or NRTC, which are equal to a percentage of the subscriber revenues earned from the subscribers located in certain areas (mainly rural). As a result of an arrangement with the NRTC, subscribers in such areas may purchase the majority of our services only through the NRTC’s members or affiliates.

Programming and Other Costs. These costs primarily include license fees for subscription service programming, pay-per-view movies, live sports and other events. Other costs include expenses associated with the publication and distribution of DIRECTV-The Guide, access cards provided to set-top receiver manufacturers, continuing service fees paid to third parties for active DIRECTV subscribers, warranty service premiums paid to a third party, and production costs for on-air advertisements sold to third parties.

Subscriber Service Expenses. Subscriber service expenses include the costs of customer call centers, billing, remittance processing and certain home services expenses, such as in-home repair costs.

Subscriber Acquisition Costs—Third Party Customer Acquisitions. These costs represent direct costs we incur to acquire new DIRECTV subscribers through a third party, which include authorized DIRECTV retailers and dealers. These costs consist of third party commissions, print and television advertising and manufacturer subsidies we incur for DIRECTV receiving equipment, if any.

Subscriber Acquisition Costs—Direct Customer Acquisitions. These costs consist primarily of hardware, installation, advertising, marketing and customer call center expenses associated with new DIRECTV subscribers added through our direct customer acquisition program.

SAC. We calculate SAC, which represents total subscriber acquisition costs stated on a per subscriber basis, by dividing total subscriber acquisition costs for a period (the sum of subscriber acquisition costs reported for third party customer acquisitions and direct customer acquisitions) by the number of gross new owned and operated subscribers acquired during the period. We round the result to the nearest $5.00.

Retention, Upgrade and Other Marketing Costs. Retention and upgrade costs primarily include the costs of loyalty programs offered to existing subscribers in an effort to reduce subscriber churn. Our costs for loyalty programs include the costs of installing or providing hardware under our movers program (for subscribers relocating to a new residence), our multiple set-top receiver offer, our DVR (digital video recorder) and local channel upgrade programs and other similar initiatives, and third party commissions incurred for the sale of additional set-top receivers to existing subscribers. Other marketing costs are primarily associated with payroll and benefit costs for our in-house marketing department, which promotes additional DIRECTV services to existing subscribers, such as premium and local channel programming, pay-per-view programming, and seasonal and live sporting events, in an effort to increase average monthly revenue per subscriber.

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

Operating Profit Before Depreciation and Amortization. We calculate Operating Profit Before Depreciation and Amortization, which is a financial measure that is not determined in accordance with accounting principles generally accepted in the United States, or GAAP, by adding amounts under the caption “Depreciation and amortization expense” to “Operating Profit”, as presented in the Consolidated Statements of Operations. This measure should be used in conjunction with GAAP financial measures and is not presented as an alternative measure of operating results, as determined in accordance with GAAP. Our management and The DIRECTV Group, Inc., formerly known as Hughes Electronics Corporation, use Operating Profit Before Depreciation and Amortization to evaluate our operating performance and to allocate resources and capital. We also use this metric as a measure of performance for incentive compensation purposes and to measure income generated from operations that could be used to fund capital expenditures, service debt or pay taxes. Depreciation and amortization expense primarily represents an allocation to current expense of the cost of historical capital expenditures and for intangible assets resulting from prior business acquisitions. To compensate for the exclusion of depreciation and amortization from operating profit, our management and The DIRECTV Group separately measure and budget for capital expenditures and business acquisitions.

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

We calculate Operating Profit Before Depreciation and Amortization margin by dividing Operating Profit Before Depreciation and Amortization by total revenues.

Average Monthly Revenue Per Subscriber. We calculate average monthly revenue per subscriber, or ARPU, by dividing average monthly revenues for the period (total revenues during the period divided by the number of months in the period) by average DIRECTV owned and operated subscribers for the period, which excludes subscribers who receive DIRECTV service from the members and affiliates of the NRTC. We round the result to the nearest $0.10. We calculate average subscribers for the year and the period by adding the number of owned and operated subscribers as of the beginning of the year and for each quarter end in the current year or period and dividing by the sum of the number of quarters in the period plus one. We calculate average subscribers for the quarter by adding the beginning and ending owned and operated subscribers for the quarter and dividing by two.

Average Monthly Subscriber Churn. Average monthly subscriber churn represents the number of DIRECTV subscribers whose service is disconnected, expressed as a percentage of the average total number of DIRECTV subscribers. We calculate average monthly subscriber churn by dividing the average monthly number of disconnected DIRECTV owned and operated subscribers for the period (total subscribers disconnected during the period divided by the number of months in the period) by average DIRECTV owned and operated subscribers for the period. We round the result to the nearest tenth of a percent. We calculate average subscribers for the year and the period by adding the number of DIRECTV owned and operated subscribers as of the beginning of the year and for each quarter end in the current year or period and dividing by the sum of the number of quarters in the period plus one. We calculate average subscribers for the quarter by adding the beginning and ending DIRECTV owned and operated subscribers for the quarter and dividing by two.

Subscriber Count. The total number of DIRECTV subscribers includes DIRECTV owned and operated subscribers and customers of the NRTC’s members and affiliates who subscribe to our service. DIRECTV subscribers include only those subscribers who are actively subscribing to the DIRECTV service, including seasonal subscribers and subscribers who are in the process of relocating.

Business Overview

On June 11, 2002, The DIRECTV Group, or our Parent, formed DIRECTV Holdings LLC, or DIRECTV, as a wholly-owned subsidiary of The DIRECTV Group, and contributed its wholly-owned subsidiary, DIRECTV Enterprises, LLC, and its subsidiaries to us along with certain premium subscription programming contracts that it acquired in May 1999 from United States Satellite Broadcasting Company, Inc., or USSB. The wholly-owned subsidiaries of DIRECTV Enterprises, LLC consist of DIRECTV Operations, LLC, DIRECTV Merchandising, Inc., DIRECTV Customer Services, Inc., USSB II, Inc., RSG Resource Supply GmbH, DIRECTV, Inc. and Triumph Communications, Inc. Our formation and capitalization is the result of transfers of net assets by entities under common control. Therefore, the financial statements reflect The DIRECTV Group’s historical cost basis in the net assets and the consolidated results of operations associated with the net assets since the date of their original acquisition by The DIRECTV Group.

We are the largest provider of direct broadcast satellite, or DBS, television services and the second largest multi-channel video programming distributor, or MVPD, in the United States, in each case based upon number of subscribers. We own a fleet of seven in-orbit high-power satellites, and we expect to increase our fleet of satellites with the launch of DIRECTV 7S in the second quarter of 2004, DIRECTV 8 in the second quarter of 2005 and DIRECTV 9S in the fourth quarter of 2005. We currently distribute to our U.S. customers more than 850 digital-quality video and audio channels, including about 125 basic entertainment channels, 31 premium movie channels, over 25 regional and specialty sports networks, an aggregate of over 600 local channels, over 35 Spanish and Chinese language special interest channels, up to 55 pay-per-view movie and event choices, seven

HDTV channels. DIRECTV entertainment and information programs are transmitted from our digital broadcast centers located in Castle Rock, Colorado and Los Angeles, California to our in-orbit satellites. Our programming is then received by customers using DIRECTV receiving equipment, which includes a small satellite dish, a digital set-top receiver and a remote control. DIRECTV receiving equipment is manufactured by Hughes Network Systems, Inc., a subsidiary of The DIRECTV Group, Thomson Inc. (RCA) and other name brand consumer electronics companies. Our DIRECTV receiving equipment is distributed to consumers through national retail and consumer electronics stores, satellite television dealers, regional telephone companies, our direct customer acquisition program and rural and urban dealer networks.

Currently, we deliver local channels in 64 major metropolitan markets or about 72% of U.S. television households. By the end of 2004, we expect to increase our local channel offerings to a minimum of 130 markets with the launch of DIRECTV 7S and the use of our DIRECTV 5 satellite in the 72.5 degrees west longitude, or WL, Canadian orbital location through our arrangement with Telesat Canada, a Canadian telecommunications and broadcast services company, or Telesat. This arrangement is contingent upon FCC approval. Assuming FCC approval is granted, DIRECTV 7S will replace DIRECTV 5 at 119 WL and DIRECTV 5, or a similar satellite, will be relocated to 72.5 WL and used to provide additional local channels and other programming in the United States through 2008. Customers who receive programming from 72.5 WL will require a second satellite dish at their homes or service locations.

We earn the majority of our revenues and generate most of our cash flows from subscribers who subscribe to basic, premium and seasonal sporting event programming, subscriber purchases of pay-per-view and live sporting event programming, and other subscriber revenues, which are derived mostly from mirroring fees.

The majority of our expenses and cash outflows relate to the cost of programming from third parties, the cost of acquiring and retaining subscribers, and general and administrative expenses. We also use a significant amount of cash for capital expenditures for satellites, broadcast equipment and software to support customer billing, collections and relationship management.

News Corporation Transactions. On December 22, 2003, General Motors Corporation, the former parent of The DIRECTV Group, or GM, The DIRECTV Group and The News Corporation Limited, or News Corporation, completed a series of transactions that resulted in the split-off of The DIRECTV Group from GM and the simultaneous sale of GM’s 19.8% interest in The DIRECTV Group to News Corporation. Immediately after the split-off, News Corporation acquired an additional 14.2% of The DIRECTV Group’s outstanding common stock from the former GM Class H common stockholders, which provided News Corporation with a total of 34% of the outstanding capital stock of The DIRECTV Group. Upon completion of these transactions, News Corporation transferred its interest in The DIRECTV Group to its 82% owned subsidiary, Fox Entertainment Group, Inc.

Competition and Industry Highlights. Our competitors within the MVPD industry include cable television, DBS, direct-to-home satellite and wireless cable companies. The FCC recently reported that approximately 90 million, or 84%, of approximately 107 million U.S. television households subscribe to MVPD services, of which more than 21 million subscribe to DBS. We believe there continues to be significant demand for our high quality television programming service, which we plan to continue to differentiate from other MVPDs with new traditional content, interactivity, high-definition television, or HDTV, programming, DVR content and more. Therefore, we believe there is substantial opportunity for continued subscriber revenue, earnings and cash flow growth.

Although there is substantial opportunity for revenue and earnings growth, our industry is subject to increasing programming costs due to average annual programming rate increases that significantly exceed inflation and the high cost of subscriber acquisitions due to significant competition. We believe that there is an opportunity for us to reduce the average annual increase of our programming costs by leveraging our large subscriber base in renegotiations with our program suppliers. We also believe there is an opportunity for us to reduce our subscriber acquisition costs through simplification and standardization of our set-top receiver design, and through streamlining our ordering, distribution, inventory management and sales processes, as well as through technological advances.

Our industry is also subject to high levels of subscriber churn, which requires significant investment for us to manage. We do believe that the cost of managing churn is well worth the investment, since it is more costly to add new subscribers. We manage our churn by providing a high level of customer service and by providing loyalty and retention offers to our existing subscribers. Our loyalty and retention offers include such offers as our additional set-top receiver, DVR and local channel upgrade programs. We find that subscribers that have advanced products, multiple set-top receivers or receive local channels remain DIRECTV subscribers longer than other subscribers. We do believe that we can reduce retention costs by improving our cost structure similar to that described above for our subscriber acquisition costs.

We are also subject to the additional cost of adding more local channel and HDTV programming, which requires significant capital expenditures for satellites, broadcast equipment and additional orbital frequencies to increase our programming content capacity. As part of the December 2003 transaction with News Corporation, the FCC required us to provide local channels in an additional 30 local U.S. markets, subject to certain conditions, for a total of up to 130 local markets by the end of 2004. We believe our continued expansion will require significant capital investment over the next several years, which we believe is necessary for us to remain competitive with other MVPD companies.

Executive Overview and Outlook

Revenues. Our revenue increases over the last three years have been driven by our growing subscriber base and increasing ARPU. We have added more than 1 million net new owned and operated subscribers in each of the last three years. We also expect to add more than 1 million net new owned and operated subscribers in 2004 mostly through the introduction of local channels into additional markets, continued competitive offers to new customers, the introduction of new services and the expected reduction of churn to slightly below the level of churn in 2003. Our ARPU increased 6.9% in 2003 and 1.9% in 2002. We expect ARPU for 2004 to increase slightly above our planned March 2004 price increase of 3.0 - 3.5% per month.

Operating Costs. Over the last three years, our operating costs have decreased as a percentage of revenues from 104% in 2001 to 94% in 2003. We expect operating costs as a percentage of revenues to continue to improve in 2004 due to lower general and administrative expenses, subscriber service expenses and depreciation and amortization expense as a percentage of revenues, partially offset by an increase in retention, upgrade and other marketing costs. Although we believe subscriber acquisition costs will remain fairly constant as a percentage of revenues due to our revenue growth, we believe SAC will be higher in 2004 compared to 2003. Our expected increases in SAC and retention, upgrade and other marketing costs are due to an expected increase in the number of set-top receivers and DVRs per subscriber, partially offset by lower set-top receiver costs.

Cash Flows. We expect cash flows, which we define as net cash provided by operating activities less cash used in investing activities, in 2004 to be slightly less than in 2003 due to higher capital expenditures for satellites and broadcast equipment to support the launch of new local and HDTV channels, and higher working capital requirements mostly related to the timing of payments for our NFL SUNDAY TICKET contract.

Results of Operations

The following table sets forth, for the periods indicated, our audited consolidated statements of operations and certain other operating data:

	For the years ended December 31,			2003 vs. 2002		2002 vs. 2001
	2003	2002	2001	Change		Change
	(dollars in millions)
Revenues	$7,695.6	$6,444.6	$5,552.1	$1,251.0	19.4%	$892.5	16.1%
Operating Costs and Expenses, exclusive of depreciation and amortization expense shown separately below
Programming and other costs	3,216.8	2,673.8	2,211.2	543.0	20.3%	462.6	20.9%
Subscriber service expenses	623.5	611.4	479.9	12.1	2.0%	131.5	27.4%
Subscriber acquisition costs:
Third party customer acquisitions	1,388.4	1,343.6	1,521.6	44.8	3.3%	(178.0)	(11.7)%
Direct customer acquisitions	395.1	179.2	136.9	215.9	120.5%	42.3	30.9%
Retention, upgrade and other marketing costs	496.3	368.4	378.2	127.9	34.7%	(9.8)	(2.6)%
Broadcast operations expenses	133.4	128.0	119.1	5.4	4.2%	8.9	7.5%
General and administrative expenses	486.3	485.9	489.1	0.4	0.1%	(3.2)	(0.7)%
Depreciation and amortization expense	497.0	405.6	438.5	91.4	22.5%	(32.9)	(7.5)%

Total Operating Costs and Expenses	7,236.8	6,195.9	5,774.5	1,040.9	16.8%	421.4	7.3%

Operating Profit (Loss)	458.8	248.7	(222.4)	210.1	84.5%	471.1	211.8%
Interest expense, net	(192.0)	(91.6)	(123.5)	(100.4)	109.6%	31.9	(25.8)%
Other income (loss), net	(4.0)	62.0	85.1	(66.0)	(106.5)%	(23.1)	(27.1)%

Income (Loss) Before Income Taxes	262.8	219.1	(260.8)	43.7	19.9%	479.9	184.0%
Income tax (expense) benefit	(98.5)	(83.3)	82.5	(15.2)	18.2%	(165.8)	201.0%

Net Income (Loss)	$164.3	$135.8	$(178.3)	$28.5	21.0%	$314.1	176.2%

Other Data:
Operating Profit (Loss)	$458.8	$248.7	$(222.4)	$210.1	84.5%	$471.1	211.8%
Depreciation and amortization expense	497.0	405.6	438.5	91.4	22.5%	(32.9)	(7.5)%

Operating Profit Before Depreciation and Amortization	$955.8	$654.3	$216.1	$301.5	46.1%	$438.2	202.8%

Average monthly revenue per subscriber (ARPU)	$63.90	$59.80	$58.70	$4.10	6.9%	$1.10	1.9%
Average monthly subscriber churn %	1.5%	1.6%	1.8%	(0.1)%		(0.2)%
Average subscriber acquisition costs—per subscriber (SAC)	$595	$540	$570	$55	10.2%	$(30)	(5.3)%
Total number of subscribers—platform (000’s)	12,212	11,176	10,335	1,036	9.3%	841	8.1%
Total owned and operated subscribers (000’s)	10,680	9,493	8,443	1,187	12.5%	1,050	12.4%

Discussion of Significant Events Affecting Year to Year Comparability

During the fourth quarter of 2001, we successfully launched and commenced service of the DIRECTV 4S high-powered spot-beam satellite at 101 WL. In the second quarter of 2002, we launched the DIRECTV 5 satellite and commenced service at 119 WL. With the DIRECTV 4S and DIRECTV 5 satellites, we increased our capacity to more than 850 channels, including the capacity to transmit more than 600 local channels.

During 2001, we announced a 22% reduction in our workforce, excluding our customer service representatives. As a result, 475 employees, across all business disciplines, were terminated, which resulted in a charge to operations of $47.9 million in “General and administrative expenses” in the consolidated statements of operations.

During April 2002, we entered into settlement negotiations with General Electric Capital Corporation, or GECC, to settle a claim arising from a contractual arrangement whereby GECC managed a credit program for consumers who purchased our programming and related equipment. On June 4, 2002, the parties executed an agreement to settle the matter for $180.0 million, of which we accrued $145.0 million prior to January 1, 2001, and additional interest of $12.0 million in 2002 and $23.0 million in 2001. We paid the total amount of the settlement to GECC in June 2002.

In 2002, we recognized a net pre-tax gain of $62.0 million included in the consolidated statement of operations in “Other income (loss), net.” The 2002 gain resulted from a gain of $158.6 million from the sale of about 8.8 million shares of Thomson multimedia S.A., or Thomson, stock for approximately $211.0 million, a gain of $2.7 million from the sale of an investment in Wink Communications, Inc. for about $6.3 million and the write-down of certain investments of $99.3 million due to other-than-temporary declines in fair value. In 2001, we also recognized a pre-tax gain of $108.3 million that was included in “Other income (loss), net” due to the sale of 4.1 million shares of Thomson stock for $132.7 million.

In December 2002, we announced a five-year agreement with the NFL for the exclusive digital broadcast satellite television rights to the NFL SUNDAY TICKET through 2007 and exclusive multichannel television rights through 2005. Our agreement with the NFL allows us to distribute expanded programming on the DIRECTV service to our NFL SUNDAY TICKET subscribers, including games broadcast in HDTV and the NFL CHANNEL™.

During the first quarter of 2003, we raised approximately $2,625.0 million in cash through a series of financing transactions described in “Liquidity and Capital Resources” below. We distributed substantially all of the cash proceeds from the financing transaction, which amounted to $2,558.5 million, net of debt issuance costs, to The DIRECTV Group and recorded the transaction as a distribution to Parent in the consolidated statements of changes in owner’s equity.

In October 2003, we announced that we entered into an agreement with Space Systems/Loral, Inc. to construct two new satellites, DIRECTV 8 and DIRECTV 9S, at an expected cost of approximately $220.0 million, excluding launch and insurance costs. In addition, we agreed to pay Space Systems/Loral, Inc. an additional $25.0 million for the completion of the DIRECTV 7S satellite. We expect DIRECTV 8 to provide national coverage and to operate DIRECTV 9S as a back-up for our DIRECTV 4S and DIRECTV 7S satellites.

Year ended December 31, 2003 compared with the year ended December 31, 2002

Subscribers We had approximately 10.7 million owned and operated subscribers at December 31, 2003 that resulted from our adding 1.2 million net new subscribers during 2003. Including the subscribers of NRTC’s members and affiliates, we had a total of about 12.2 million at December 31, 2003 and 11.2 million subscribers at December 31, 2002.

Our improvement in average monthly churn from 1.6% in 2002 to 1.5% in 2003 was primarily due to our continued strong customer service, our increased number of markets with local channels resulting in a higher number of subscribers purchasing local channel programming, as well as an increase in the number of our subscribers with multiple set-top receivers and DVRs.

Revenues. The $1,251.0 million increase in revenues to $7,695.6 million resulted from the new subscribers added in 2003 and higher ARPU on the larger subscriber base. The 6.9% increase in ARPU to $63.90 resulted primarily from a March 2003 monthly price increase of about 3.3% on certain programming packages, higher mirroring fees that we collected from an increased number of subscribers with multiple set-top receivers, higher revenues from subscriber purchases of local channels and higher revenues from seasonal and live sporting events that resulted primarily from increased demand and an increased price for the NFL SUNDAY TICKET package.

Total Operating Costs and Expenses. The $1,040.9 million increase in total operating costs and expenses to $7,236.8 million resulted primarily from higher costs for programming, subscriber acquisitions, and customer retention and upgrade initiatives. Also contributing to the increase was higher depreciation and amortization expense.

The higher programming costs resulted from the increased number of subscribers, annual program supplier rate increases, the launch of additional local and other channels during 2003 and increased costs associated with our new NFL SUNDAY TICKET contract.

Higher subscriber additions and an increase in SAC per subscriber primarily drove the increase in subscriber acquisition costs. The higher SAC per subscriber was mostly due to an increase in the number of set-top receivers provided to new subscribers, which rose from an average of about 1.7 set-top receivers per new subscriber in 2002 to about 2.1 in 2003, an increase in the number of subscribers purchasing DVRs and higher advertising costs. The substantial increase in “Subscriber acquisition costs – Direct customer acquisitions” was due to increased volume under our direct sales program, which accounted for about 24% of gross subscriber acquisitions in 2003 compared to about 13% in 2002.

The increased volume under our movers program and DVR and local channel upgrade programs primarily drove the increase in retention and upgrade costs. Under these programs, we provide DVRs or additional equipment, plus installation, to existing subscribers at significantly reduced prices or for free.

The $91.4 million increase in depreciation and amortization expense was due mostly to about $200 million of capital additions completed during 2003, a full year of depreciation recognized on the DIRECTV 5 satellite that was launched in May 2002, and the fourth quarter 2002 reinstatement of amortization expense related to intangible assets in accordance with Emerging Issues Task Force, or EITF, Issue No. 02-17 “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination,” which we discuss more fully in Note 2 to the consolidated financial statements.

Operating Profit Before Depreciation and Amortization and Operating Profit. The $301.5 million increase in operating profit before depreciation and amortization to $955.8 million was mostly due to the higher margins from programming revenues and higher mirroring fees, partially offset by higher subscriber acquisition costs and higher retention and upgrade costs.

The $210.1 million increase in operating profit to $458.8 million resulted from the improvement in operating profit before depreciation and amortization, partially offset by the $91.4 million increase in depreciation and amortization expense.

Net Income. The $28.5 million increase in net income to $164.3 million was due to the increased operating profit, partially offset by the $100.4 million increase in interest expense that resulted from the first quarter 2003 financing transactions and a 2002 net gain of $62.0 million associated with the sale and write-down of certain investments.

Year ended December 31, 2002 compared with the year ended December 31, 2001

Subscribers. We had approximately 9.5 million owned and operated subscribers at December 31, 2002 that resulted from our adding approximately 1.1 million net new subscribers during 2002. Including the subscribers of NRTC’s members and affiliates, we had a total of about 11.2 million at December 31, 2002 and 10.3 million subscribers at December 31, 2001.

Our average monthly churn for 2002 was 1.6% compared to 1.8% in 2001. Our decreased churn was due to an increase in the number of new subscribers signing up for 12-month programming commitments, improved customer service and more stringent credit screening practices for new customers.

Revenues. The $892.5 million increase in revenues to $6,444.6 million resulted from the new subscribers added in 2002 and higher ARPU on the larger subscriber base. Our 1.9% increase in ARPU to $59.80 was driven mostly by our expanded local channel offerings, higher revenues from seasonal and live sporting events and higher mirroring fees from an increased number of DIRECTV subscribers with multiple set-top receivers.

Total Operating Costs and Expenses. The $421.4 million increase in total operating costs and expenses to $6,195.9 million resulted primarily from higher costs for programming and subscriber services, which were partially offset by the decreases in subscriber acquisition costs and depreciation and amortization expense.

The increase in the number of subscribers and annual program supplier rate increases resulted in higher programming costs.

The increased subscriber service expenses resulted primarily from added service costs to support the increased subscriber base and increased customer service call volume resulting from expanded local channel offerings and repackaging of the DIRECTV service in 2002.

The decrease in subscriber acquisition costs and SAC resulted mostly from the elimination of manufacturer subsidies on most set-top receivers in January 2002, lower third party commissions mostly related to decreased gross subscriber additions through third party customer acquisition programs in 2002 compared to 2001 and lower advertising expenditures in 2002. We partially offset these decreases by $42.3 million of increased direct customer acquisition costs due to increased volume through our direct customer acquisition program in 2002 compared to 2001.

The $32.9 million decrease in depreciation and amortization expense was due to the discontinuation of amortization expense related to goodwill and intangible assets with indefinite lives of $128.8 million in accordance with Statement of Financial Accounting Standards, or SFAS No. 142, “Goodwill and Other Intangible Assets.” This decrease was partially offset by higher depreciation for capital additions and the DIRECTV 4S satellite placed into service in December 2001 and the DIRECTV 5 satellite in May 2002.

Operating Profit Before Depreciation and Amortization and Operating Profit. The $438.2 million increase in operating profit before depreciation and amortization to $654.3 million was mostly due to the higher margins from programming revenues, lower total subscriber acquisition costs and the 2001 charge related to our workforce reduction, partially offset by higher subscriber service expenses.

The $471.1 million increase in operating profit to $248.7 million resulted from the improvement in operating profit before depreciation and amortization, and the decline in depreciation and amortization expense.

Net Income(Loss). The $314.1 million increase in net income to $135.8 million was due to the increased operating profit, lower interest expense and a 2002 net gain of $59.3 million associated with the sale and write-down of certain equity investments, partially offset by income tax expense of $83.3 million in 2002 compared to an income tax benefit of $82.5 million in 2001 because we generated income before income taxes in 2002, while in 2001 we incurred a loss before income taxes.

The lower interest expense was primarily attributable to lower long-term obligations, including above-market programming contracts and manufacturer subsidies, and lower interest expense associated with the GECC settlement.

We established the above market programming obligation in purchase accounting as part of the 1999 USSB transaction, which represents the present value of the portion of certain acquired programming contracts that were deemed above market with interest recognized over the remaining term of the contract. The decrease in the above market programming obligation resulted from cash payments made during the period. Manufacturer subsidies earned by manufacturers prior to September 2000 are payable over five years, the present value of which was accrued in the period of activation with interest expense recorded over the term of the obligation. The decrease in the manufacturer subsidy obligation resulted from cash payments made during the period.

Liquidity and Capital Resources

Prior to 2003, our net cash requirements were funded by capital contributions from The DIRECTV Group. Since the completion of our financing transactions in the first quarter of 2003, we no longer depend on The DIRECTV Group to provide additional capital and we have funded our cash requirements from cash generated by operations. We have up to $250.0 million of borrowing capacity under our credit facility to fund our operations. The cash proceeds from the offering of the senior notes and the initial borrowings under the term loan portions of the senior secured credit facility, net of estimated debt issuance costs, were $2,558.5 million, which amount was distributed to The DIRECTV Group in the first quarter of 2003. We may make additional distributions to The DIRECTV Group from time to time to the extent permitted by the terms of the documents governing our indebtedness. At December 31, 2003, we had cash and cash equivalents of $390.9 million, compared to $14.1 million at December 31, 2002.

The $376.8 million increase in cash during 2003 resulted mostly from $762.6 million of cash provided by operations, partially offset by $389.0 million of expenditures for satellites, property and equipment. Although we expect 2004 cash flows to be slightly lower than 2003, we expect to generate positive cash flows.

As a measure of liquidity, our current ratio was 0.93 at December 31, 2003 compared to 0.87 at December 31, 2002. Working capital improved to a deficit of $121.4 million at December 31, 2003 from a deficit of $166.6 million at December 31, 2002 due mostly to the increase in cash and accounts receivable, partially offset by an increase in accounts payable and accrued liabilities and the current portion of long-term debt.

We believe that our cash on-hand, future cash flows and amounts available to us under the revolving portion of our senior secured credit facility will be sufficient to fund our operations and commitments, which we discuss below in “Commitments and Contingencies,” for the foreseeable future. However, several factors may affect our ability to fund our operations and commitments. For instance, our ability to borrow under the senior secured credit facility is contingent upon our meeting financial and other covenants, which are described below.

In addition, our future cash flows may be reduced if our operations suffer due to, among other things, increased subscriber churn or retention costs, satellite malfunction or signal theft. If our cash on-hand, future cash flows or our senior secured credit facility are insufficient to meet our cash requirements, we would need to raise additional capital. We cannot assure you that additional financing will be available to us from The DIRECTV Group, third parties, or the capital markets on acceptable terms, or at all, if needed in the future.

Notes Payable. On February 28, 2003, DIRECTV Holdings LLC and DIRECTV Financing Co., Inc., which we refer to together as the Co-Issuers, issued $1,400.0 million in senior notes due in 2013 in a private placement transaction. The ten-year senior notes bear interest at 8.375%. Principal on the senior notes is payable upon maturity, while interest is payable semi-annually beginning September 15, 2003. The senior notes have been fully and unconditionally guaranteed, jointly and severally, by each of DIRECTV Holdings’ domestic subsidiaries (other than DIRECTV Financing), or the Guarantor Subsidiaries, on a senior unsecured basis. The amount of interest accrued related to the senior notes was $34.2 million at December 31, 2003. Pursuant to a registration rights agreement with the initial purchasers of the senior notes, the Co-Issuers and the Guarantor Subsidiaries completed an exchange offer on September 24, 2003, whereby all holders of the original notes elected to exchange their existing senior notes for registered notes with identical terms, except that the registered notes have been registered under the Securities Act of 1933, as amended, and do not bear the legends restricting their transfer.

The fair value of our notes payable was approximately $1,619.0 million at December 31, 2003 based on quoted market prices.

Credit Facilities. On March 6, 2003, we entered into a $1,675.0 million senior secured credit facility, comprised of a $375.0 million Term Loan A, of which $175.0 million was drawn, a $1,050.0 million Term Loan B, which was fully drawn, and a $250.0 million revolving credit facility, which was undrawn. We distributed to The DIRECTV Group the $2.56 billion of proceeds, net of debt issuance costs, from these financing transactions.

In August 2003, we amended the senior secured credit facility to replace the $1,050.0 million Term Loan B with a new $1,225.0 million Term Loan B-1 and to reduce the size of the Term Loan A from $375.0 million to $200.0 million, repaying the $175.0 million that was previously outstanding under the Term Loan A with the additional borrowings from the Term Loan B-1. Borrowings under the Term Loan B-1 bear interest at a rate equal to the London Interbank Offered Rate, or LIBOR, plus 2.75%, which may be increased or decreased under certain conditions. The revolving credit facility was not affected by the amendment. We are required to pay a commitment fee of 0.50% per year on the unused commitment under the revolving credit facility. The revolving credit facility has a term of five years and the Term Loan B-1 matures in 2010. As of December 31, 2003, the revolving credit facility was undrawn and the Term Loan B-1 was fully drawn. The revolving portion of the senior secured credit facility is available to fund our working capital and other requirements. The senior secured credit facility is secured by substantially all of our assets and is fully and unconditionally guaranteed, jointly and severally, by all of our domestic subsidiaries.

Principal payments under the Term Loan B-1 are due primarily in 2008 to 2010. However, at each year end we may be required to make a computation of excess cash flows for the year, as defined by the senior secured credit facility agreement, which could result in us making a prepayment under the Term Loan B-1 on April 15th. The amount payable to our credit holders is equal to one-half of our excess cash flows, if any, with up to $150 million of the remaining amount available for distribution to The DIRECTV Group. We have calculated approximately $401.8 million of excess cash flows at December 31, 2003. As a result, we have reclassified $200.9 million from long-term debt to current portion of long-term debt in our consolidated balance sheets. However, under the terms of the senior secured credit facility agreement, at our request, the lenders under the credit facility may elect to forego all or a portion of the prepayment, if required, prior to April 15th of each year.

The Term Loan A was undrawn and was terminated on December 1, 2003. Borrowings under the Term Loan B bore interest at LIBOR plus 3.50% until it was replaced by the Term Loan B-1 in August 2003. The amount of interest accrued related to the senior secured credit facility was $7.0 million at December 31, 2003. In

March 2004, our senior secured credit facility was amended to replace the Term Loan B-1 with a Term Loan B-2, with substantially the same terms except that the interest rate was reduced to LIBOR plus 2.25%.

Covenants and Restrictions. The senior secured credit facility requires us to maintain certain financial covenants. The senior notes and the senior secured credit facility also include covenants that restrict the Co-Issuers and the Guarantor Subsidiaries’ ability to, among other things, (i) incur additional indebtedness, (ii) place liens upon assets, (iii) make distributions, (iv) pay dividends or make certain other restricted payments and investments, (v) consummate asset sales, (vi) enter into certain transactions with affiliates, (vii) conduct businesses other than our current or related businesses, (viii) merge or consolidate with any other person, (ix) sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets, (x) make voluntary prepayments of certain debt (including any repayment of our senior notes), and (xi) make capital expenditures. Should we fail to comply with these covenants, all or a portion of our borrowings under the senior notes and senior secured credit facility could become immediately payable. At December 31, 2003, we were in compliance with all such covenants.

Acquisitions, Investments and Divestitures

During the first quarter of 2003, we distributed all of our marketable securities to The DIRECTV Group. The distribution was a transfer of assets by entities under common control and was reflected at our cost basis as a distribution to Parent in the consolidated statements of changes in owner’s equity. These investments, which included our equity investments in Crown Media Holdings, Inc., TiVo Inc. and XM Satellite Radio Holdings, Inc., had an aggregate book value of $52.6 million at the date of transfer, which is net of a $2.9 million accumulated unrealized loss.

In August 2002, we sold about 8.8 million shares of Thomson common stock for approximately $211.0 million in cash, resulting in a pre-tax gain of $158.6 million. In September 2002, we sold our investment in Wink Communications, Inc., representing about 2.1 million common shares, for approximately $6.3 million, which resulted in a pre-tax gain of $2.7 million. We also sold about 4.1 million shares of Thomson common stock in 2001 for approximately $132.7 million in cash, which resulted in a pre-tax gain of $108.3 million. The gains on these transactions were recorded in “Other income (loss), net” in our consolidated statements of operations.

Commitments and Contingencies

Litigation. Litigation is subject to uncertainties and the outcome of litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us that arise in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may invoke compensatory, punitive, or treble damage claims, or sanctions, that if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at December 31, 2003. After discussion with counsel representing us in those actions, it is the opinion of management that such liability is not expected to have a material adverse effect on our consolidated results of operations and financial position. For a discussion of material pending legal proceedings, see Item 3. Legal Proceedings of Part I in this Annual Report.

Other. We use in-orbit and launch insurance to mitigate the potential financial impact of satellite fleet in-orbit and launch failures unless the premium costs are considered uneconomic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites and does not compensate for business interruption or loss of future revenues or customers. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on our ability to provide service. At December 31, 2003, the net book value of satellites that were not insured amounted to $417.0 million.

As part of our arrangement with Telesat, we agreed to provide Telesat, subject to FCC approval, the use of our DIRECTV 3 satellite, which we currently use as an in-orbit spare, through the end of its useful life. If the FCC grants approval, DIRECTV 3 will be used by Telesat in a Canadian orbital location. If we are successful in obtaining FCC approval to use 72.5 WL, the net book value of DIRECTV 3, which was $89.0 million at December 31, 2003, will be reclassified as an intangible asset and amortized over the life of our right to use 72.5 WL. However, if we are unsuccessful in obtaining FCC approval to use 72.5 WL, we will be required to immediately write-off the net book value of DIRECTV 3.

The following table sets forth our contractual obligations as of December 31, 2003, including the future periods in which payments are expected.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in millions)
Long-Term Debt Obligations(a)	$2,625.0	$213.1	$20.6	$263.8	$2,127.5
Operating Leases Obligations(b)	108.0	23.8	43.7	33.7	6.8
Purchase Obligations (c)	3,139.4	743.2	1,092.6	1,298.0	5.6

Total	$5,872.4	$980.1	$1,156.9	$1,595.5	$2,139.9

(a)	Our long-term debt obligations for the years 1 through 5 do not reflect potential prepayments that may be required under our senior secured credit facility.
(b)	Certain of our operating leases contain escalation clauses and renewal or purchase options, which are not considered in the amounts disclosed.
(c)	Our purchase obligations consist of broadcast programming commitments, satellite construction contracts and service contract commitments. Our broadcast programming commitments identified above are based on guaranteed minimum contractual commitments that are typically based on a minimum number of required subscribers subscribing to the related programming. Our actual payments typically exceed the minimum payment requirements as our actual number of subscribers subscribing to the related programming usually exceed the minimum amount. Our satellite construction contracts typically exclude the cost to insure and launch satellites in orbit. Our service contract commitments include the minimum commitments for the purchase of services that we have outsourced to third parties, such as call center operations, billing services and telemetry, tracking and control services. Our actual payments, which are typically based on volume, typically exceed the minimum amounts.

Certain Relationships and Related Party Transactions

We enter into related party transactions with The DIRECTV Group and certain of its affiliates, including Hughes Network Systems, or HNS, and PanAmSat Corporation, or PanAmSat, as part of our normal operations. We purchase DIRECTV receiving equipment from HNS, which amounted to $271.3 million in 2003, $90.4 million in 2002 and $69.6 million in 2001, and we provide DIRECTV system access cards to HNS, which amounted to $35.2 million in 2003, $22.2 million in 2002 and $17.9 million in 2001. Our other related party transactions, which are not material, include our purchase of telemetry, tracking and control and other satellite services from PanAmSat, certain accounting and administrative services that we provide The DIRECTV Group and certain of its affiliates and the allocation of employee benefit expenses that we receive from The DIRECTV Group.

We also purchase products and services from News Corporation and its affiliated companies, which became a related party as a result of the completion of the News Corporation transactions on December 22, 2003. Our related party transactions with News Corporation and its affiliates from December 22 to December 31, 2003 were not material.

We discuss our related party transactions in more detail in Note 15 to the consolidated financial statements.

Use of Estimates in the Preparation of the Consolidated Financial Statements

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect amounts reported therein. Management bases its estimates, judgments and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, our actual results reported in future periods may be affected by changes in those estimates. The following represent what we believe are the critical accounting policies that may involve a higher degree of estimation, judgment and complexity. For a summary of our significant accounting policies, including those discussed below, see Note 2 to the consolidated financial statements included in this Annual Report.

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

Multi-Year Programming Contracts for Live Sporting Events. We charge the cost of multi-year programming contracts for live sporting events with minimum guarantee payments to expense based on the ratio of each period’s revenues to the estimated total contract revenues to be earned over the contract period. Management evaluates estimated total contract revenues at least annually. If the minimum guarantee payments on an individual contract exceeds the estimated total contract revenues, we would recognize a loss equal to the amount of such difference immediately.

Valuation of Goodwill and Intangible Assets with Indefinite Lives. We evaluate the carrying value of goodwill and intangible assets with indefinite lives annually in the fourth quarter, and also when events and circumstances warrant such a review in accordance with SFAS No. 142. We use estimates of fair value to determine the amount of impairment, if any, of recorded goodwill and intangible assets with indefinite lives. Fair value is determined primarily using the estimated future cash flows associated with the asset under review, discounted at a rate commensurate with the risk involved. Changes in our estimates of future cash flows could result in a write-down of goodwill and intangible assets with indefinite lives in a future period, which could be material to our consolidated results of operations and financial position.

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

Contingent Matters. A significant amount of management judgment is required in determining when, or if, an accrual should be recorded for a contingent matter and the amount of such accrual, if any. We develop estimates in consultation with outside counsel based on an analysis of potential outcomes. Due to the uncertainty of determining the likelihood of a future event occurring and the potential financial statement impact of such an event, it is possible that upon further development or resolution of a contingent matter, we could record a charge in a future period that would be material to our consolidated results of operations and financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosure

The following discussion and the estimated amounts generated from the sensitivity analyses referred to below include forward-looking statements of market risk which assume for analytical purposes that certain adverse market conditions may occur. Actual future market conditions may differ materially from these assumptions because the amounts noted below are the result of analyses used for the purpose of assessing possible risks and the mitigation thereof. Accordingly, the forward-looking statements should not be considered our projections of future events or losses.

Interest Rate Risk. We are subject to interest rate risk related to our outstanding debt. As of December 31, 2003, our $2,625.0 million of total debt consisted of $1,400.0 million of fixed rate borrowings and variable rate borrowings of $1,225.0 million. Outstanding borrowings bore interest rates ranging from 3.959% to 8.375% at December 31, 2003. We are subject to fluctuating interest rates, which may adversely impact our consolidated results of operations and cash flows for our variable rate bank borrowings. Also, to the extent interest rates increase, our cost of financing could increase at such time that fixed rate debt matures and is refinanced. As of December 31, 2003, the hypothetical impact of a one percentage point increase in interest rates related to our outstanding variable rate debt would be to increase annual interest expense by approximately $12 million.

Security Ratings

Debt ratings by the various rating agencies reflect each agency’s opinion of the ability of issuers to repay debt obligations as they come due. Ratings for Moody’s Investor Services, or Moody’s, below Baa3 and for Standard and Poor’s, or S&P, below BBB- denote sub-investment grade status. Ratings in the Ba/BB range generally indicate moderate protection of interest and principal payments, potentially outweighed by exposure to uncertainties or adverse conditions. Ratings in the B range generally indicate that the obligor currently has financial capacity to meet its financial commitments but there is limited assurance over any long period of time that interest and principal payments will be made or that other terms will be maintained. In general, lower ratings result in higher borrowing costs. A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization.

On April 9, 2003, Moody’s affirmed its stable outlook and Ba3 senior implied rating for DIRECTV. The ratings action followed the announcement of the News Corporation transactions. The affirmation was based upon Moody’s expectation that the transaction would not have a material impact on our credit metrics. On February 19, 2003, Moody’s assigned a Ba2 senior secured rating to our senior secured credit facilities and a B1 senior unsecured rating to our $1.4 billion senior unsecured notes. Moody’s has also assigned a B2 issuer rating to DIRECTV. Moody’s assigned a stable outlook to our ratings. The rating outlook presumed diminishing capital and investment requirements, combined with operating profit improvement to generate eventual free cash flow, and therefore the ratings were considered to be moderately prospective.

On February 12, 2003, S&P assigned a BB-rating on our senior secured credit facilities and a B rating on our $1.4 billion of senior unsecured notes. The ratings were placed on CreditWatch with positive implications, based on S&P’s assessment of the likelihood that The DIRECTV Group or DIRECTV could be acquired by an entity with a higher credit quality than The DIRECTV Group.

On November 25, 2003, S&P raised its ratings on our senior secured credit facilities to BB from BB- and our $1.4 billion senior unsecured notes to BB- from B. Both ratings remain on Credit Watch with positive implications. The increase in ratings were based on improving operating and financial performance. The above ratings and outlook were affirmed on December 22, 2003 when the News Corporation transactions were completed. The positive CreditWatch remains, pending an assessment of our business plan.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of DIRECTV Holdings LLC,

We have audited the accompanying consolidated balance sheets of DIRECTV Holdings LLC as of December 31, 2003 and 2002, and the related consolidated statements of operations, consolidated statements of changes in owner’s equity and consolidated statements of cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in Item 15. These financial statements and the financial statement schedule are the responsibility of DIRECTV Holdings LLC’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DIRECTV Holdings LLC at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Los Angeles, California

March 9, 2004

DIRECTV HOLDINGS LLC

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2003	2002	2001
	(dollars in millions)
Revenues	$7,695.6	$6,444.6	$5,552.1
Operating Costs and Expenses, exclusive of depreciation and amortization expense shown separately below
Programming and other costs	3,216.8	2,673.8	2,211.2
Subscriber service expenses	623.5	611.4	479.9
Subscriber acquisition costs:
Third party customer acquisitions	1,388.4	1,343.6	1,521.6
Direct customer acquisitions	395.1	179.2	136.9
Retention, upgrade and other marketing costs	496.3	368.4	378.2
Broadcast operations expenses	133.4	128.0	119.1
General and administrative expenses	486.3	485.9	489.1
Depreciation and amortization expense	497.0	405.6	438.5

Total Operating Costs and Expenses	7,236.8	6,195.9	5,774.5

Operating Profit (Loss)	458.8	248.7	(222.4)
Interest expense, net	(192.0)	(91.6)	(123.5)
Other income (loss), net	(4.0)	62.0	85.1

Income (Loss) Before Income Taxes	262.8	219.1	(260.8)
Income tax (expense) benefit	(98.5)	(83.3)	82.5

Net Income (Loss)	$164.3	$135.8	$(178.3)

Reference should be made to the Notes to the Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	(dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$390.9	$14.1
Accounts receivable, net	679.7	506.7
Inventories, net	100.0	62.6
Prepaid expenses and other	555.6	545.8

Total Current Assets	1,726.2	1,129.2
Satellites, net	1,081.5	1,011.3
Property, net	732.3	838.6
Goodwill, net	2,891.1	2,888.5
Intangible Assets, net	549.7	623.7
Other Assets	109.5	87.3

Total Assets	$7,090.3	$6,578.6

LIABILITIES AND OWNER’S EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,470.4	$1,139.2
Unearned subscriber revenue and deferred credits	164.1	156.6
Current portion of long-term debt	213.1	—

Total Current Liabilities	1,847.6	1,295.8
Long-Term Debt	2,411.9	—
Other Liabilities and Deferred Credits	417.1	477.6
Deferred Income Taxes	274.2	246.7
Commitments and Contingencies
Owner’s Equity
Capital stock and additional paid-in capital	2,798.9	5,385.1
Accumulated deficit	(659.4)	(823.7)

Subtotal Owner’s Equity	2,139.5	4,561.4

Accumulated Other Comprehensive Loss
Accumulated unrealized losses on securities	—	(2.9)

Total Owner’s Equity	2,139.5	4,558.5

Total Liabilities and Owner’s Equity	$7,090.3	$6,578.6

Reference should be made to the Notes to the Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CHANGES IN OWNER’S EQUITY

	Capital Stock and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Owner’s Equity	Comprehensive Income (Loss)
	(dollars in millions)
Balance at December 31, 2000	$5,149.5	$(781.2)	$316.0	$4,684.3
Net Loss		(178.3)		(178.3)	$(178.3)
Net capital contribution from Parent	263.6			263.6
Unrealized holding losses on securities			(103.3)	(103.3)	(103.3)
Less: reclassification adjustment for net gain recognized during the period			(53.1)	(53.1)	(53.1)

Comprehensive loss					$(334.7)

Balance at December 31, 2001	5,413.1	(959.5)	159.6	4,613.2
Net Income		135.8		135.8	135.8
Net capital distribution to Parent	(28.0)			(28.0)
Unrealized holding losses on securities			(118.9)	(118.9)	(118.9)
Less: reclassification adjustment for net gain recognized during the period			(43.6)	(43.6)	(43.6)

Comprehensive loss					$(26.7)

Balance at December 31, 2002	5,385.1	(823.7)	(2.9)	4,558.5
Net Income		164.3		164.3	164.3
Net capital distribution to Parent	(2,586.2)		2.9	(2,583.3)	2.9

Comprehensive income					$167.2

Balance at December 31, 2003	$2,798.9	$(659.4)	$—	$2,139.5

Reference should be made to the Notes to the Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2003	2002	2001
	(dollars in millions)
Cash Flows from Operating Activities
Net Income (Loss)	$164.3	$135.8	$(178.3)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Tax benefit distributed to Parent	—	(42.7)	(142.6)
Depreciation and amortization	497.0	405.6	438.5
Net loss on sale or disposal of property	3.7	20.3	11.8
Net gain on sale of investments	—	(161.3)	(108.3)
Net loss on writedown of investments	—	99.3	20.5
Cost of employee benefit programs	20.0	10.5	3.6
Amortization of debt issuance costs	7.0	—	—
Deferred income taxes and other	37.7	126.0	60.1
Change in other operating assets and liabilities
Accounts receivable, net	(173.0)	(35.8)	31.2
Inventories	(37.4)	3.6	12.6
Prepaid expenses and other	(21.8)	(13.1)	11.2
Other assets	(13.1)	(11.8)	8.0
Accounts payable and accrued liabilities	331.2	(151.8)	(109.2)
Unearned subscriber revenue and deferred credits	7.5	(6.0)	30.1
Other liabilities and deferred credits	(60.5)	(224.8)	(177.2)

Net Cash Provided by (Used in) Operating Activities	762.6	153.8	(88.0)

Cash Flows from Investing Activities
Expenditures for property and equipment	(228.2)	(268.0)	(250.4)
Expenditures for satellites	(160.8)	(111.4)	(199.9)
Proceeds from sale of property and investments	0.6	220.1	132.7

Net Cash Used in Investing Activities	(388.4)	(159.3)	(317.6)

Cash Flows from Financing Activities
Net cash contribution from Parent	4.9	4.2	402.6
Cash proceeds from financing transactions	2,625.0	—	—
Cash distribution to Parent	(2,558.5)	—	—
Debt issuance costs	(68.8)	—	—

Net Cash Provided by Financing Activities	2.6	4.2	402.6

Net increase (decrease) in cash and cash equivalents	376.8	(1.3)	(3.0)
Cash and cash equivalents at beginning of the year	14.1	15.4	18.4

Cash and cash equivalents at end of the year	$390.9	$14.1	$15.4

Supplemental Cash Flow Information
Interest paid	$161.5	$150.0	$95.4
Income taxes paid	$63.0	—	—

Reference should be made to the Notes to the Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation and Description of Business

On June 11, 2002, The DIRECTV Group, Inc., formerly known as Hughes Electronics Corporation (“The DIRECTV Group” or “Parent”) formed DIRECTV Holdings LLC (“DIRECTV Holdings” or “DIRECTV”). The DIRECTV Group contributed its wholly-owned subsidiary, DIRECTV Enterprises, LLC and its subsidiaries (“DTVE”), to DIRECTV Holdings along with certain premium subscription programming contracts that it acquired in May 1999 from United States Satellite Broadcasting Company, Inc. (“USSB”). The formation of DIRECTV Holdings is the result of transfers of net assets by entities under common control. Therefore, the financial statements reflect The DIRECTV Group’s historical cost basis in the net assets and the consolidated results of operations associated with the net assets since the date of their original acquisition by The DIRECTV Group (See Note 2 for further discussion).

DIRECTV Holdings is a wholly-owned subsidiary of The DIRECTV Group. DTVE’s wholly-owned subsidiaries consist of DIRECTV Operations, LLC, DIRECTV Merchandising, Inc., DIRECTV Customer Services, Inc., USSB II, Inc., RSG Resource Supply GmbH, DIRECTV, Inc. and Triumph Communications, Inc.

In April 1999, The DIRECTV Group acquired PRIMESTAR Inc.’s 2.3 million subscriber medium-power direct-to-home satellite business (“PRIMESTAR”). PRIMESTAR provided medium-power direct-to-home satellite services to the PRIMESTAR By DIRECTV customers. The medium-power PRIMESTAR business was discontinued on September 30, 2000, after converting approximately 1.5 million customers to the DIRECTV® service. On January 9, 2001, PRIMESTAR was merged into DTVE.

In May 1999, The DIRECTV Group acquired the high-power satellite assets and orbital frequencies of Tempo Satellite, Inc. (the “Tempo Satellite Assets”). The acquisition of the Tempo Satellite Assets provided an in-orbit satellite, a satellite that had not yet been launched (the DIRECTV 5 satellite) and related orbital frequencies. In May 1999, The DIRECTV Group contributed the Tempo Satellite Assets to DTVE.

The USSB acquisition provided contracts for 25 channels of video programming, including premium networks such as HBO®, Showtime®, Cinemax®, and The Movie Channel®.

The DIRECTV® service was introduced in the United States in 1994. At December 31, 2003, DIRECTV owned a fleet of seven in-orbit high-power satellites. DIRECTV transmits entertainment and information programs from its digital broadcast centers located in Castle Rock, Colorado and Los Angeles, California to its in-orbit satellites. The programming is then received by customers using DIRECTV® receiving equipment, which includes a small satellite dish, a digital set-top receiver and a remote control. DIRECTV receiving equipment is manufactured by Hughes Network Systems, Inc. (“HNS”), a subsidiary of The DIRECTV Group, Thomson Inc. (RCA) and other name brand consumer electronics companies. The DIRECTV receiving equipment is distributed to consumers through national retail and consumer electronics stores, satellite television dealers, regional telephone companies, DIRECTV’s direct customer acquisition program and rural and urban dealer networks. DIRECTV has a single operating segment with all revenues to date generated from U.S. based subscribers and customers.

Through February 28, 2003, DIRECTV participated in the centralized cash management system of The DIRECTV Group, wherein cash receipts were transferred to and cash disbursements were funded by The DIRECTV Group on a daily basis. The amount of cash and cash equivalents reported by DIRECTV prior to February 28, 2003 represented amounts held outside of the cash management system.

The net cash activity associated with The DIRECTV Group, which includes the activity associated with the cash management system and The DIRECTV Group’s funding of DIRECTV’s payroll, was recorded as a net

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

capital contribution from or distribution to Parent. The net cash activity with The DIRECTV Group was recorded as a net capital contribution from Parent, in the amount of $4.9 million, $4.2 million and $402.6 million for the years ended December 31, 2003, 2002 and 2001, respectively. The net capital distribution to or contribution from Parent also includes the non-cash cost of employee benefits allocated from The DIRECTV Group discussed in Notes 12 and 14, offset by the non-cash tax benefits transferred to The DIRECTV Group discussed below in Note 2. Related-party transactions are discussed further in Note 15.

During the first quarter of 2003, DIRECTV raised approximately $2,625.0 million of cash through a series of financing transactions that are described in Note 9. Substantially all of the cash proceeds from the financing transactions, which amounted to $2,558.5 million, net of debt issuance costs, were distributed to The DIRECTV Group in the first quarter of 2003 and recorded as a capital distribution to Parent in the consolidated statements of changes in owner’s equity. DIRECTV’s future cash requirements will be funded from cash on-hand, cash generated from operations or additional borrowings, as needed.

News Corporation Transactions. On December 22, 2003, General Motors Corporation (“GM”), the former parent of The DIRECTV Group, The DIRECTV Group and The News Corporation Limited, (“News Corporation”), completed a series of transactions that resulted in the split-off of The DIRECTV Group from GM and the simultaneous sale of GM’s 19.8% interest in The DIRECTV Group to News Corporation. Immediately after the split-off, News Corporation acquired an additional 14.2% of The DIRECTV Group’s outstanding common stock from the former GM Class H common stockholders, which provided News Corporation with a total of 34% of the outstanding capital stock of The DIRECTV Group. Upon completion of these transactions, News Corporation transferred its interest in The DIRECTV Group to its 82% owned subsidiary, Fox Entertainment Group, Inc.

Note 2: Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of DIRECTV Holdings and its majority owned subsidiaries, after elimination of intercompany accounts and transactions. The contribution of PRIMESTAR and the Tempo Satellite Assets by The DIRECTV Group to DTVE and subsequent contribution of DTVE and the premium subscription programming contracts of USSB by The DIRECTV Group to DIRECTV Holdings have been treated as a transfer of net assets by entities under common control. Accordingly, the financial statements reflect The DIRECTV Group’s historical cost basis in the net assets and the consolidated results of operations associated with the net assets since the date of their original acquisition by The DIRECTV Group.

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

Revenue Recognition

Subscription and pay-per-view revenues are recognized when programming is broadcast to subscribers. Subscriber fees for multiple set-top receivers, DIRECTV-The Guide and warranty service are recognized as revenue, monthly as earned. Advertising revenues are recognized when the related services are performed. Programming payments received from subscribers in advance of the broadcast are recorded as “Unearned subscriber revenue and deferred credits” in the consolidated balance sheets until earned.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Programming and Other Costs

The costs of television programming distribution rights are recognized when the related programming is distributed. The costs of television programming rights to distribute live sporting events for a season or tournament are charged to expense using the straight-line method over the course of the season or tournament. However, for live sporting events with multi-year contracts and minimum guarantee payments, DIRECTV charges the costs of these events to expense based on the ratio of each period’s revenues to the estimated total contract revenues to be earned over the contract period. Estimated total contract revenues are evaluated by management at least annually. If the minimum guarantee on an individual contract exceeds the estimated total contract revenues, a loss equal to the amount of such difference would be recognized immediately. Programming costs are included in “Programming and other costs” in the consolidated statements of operations.

Advance payments in the form of cash and equity instruments from programming content providers for carriage of their signal are deferred and recognized as a reduction of “Programming and other costs” in the consolidated statements of operations on a straight-line basis over the related contract term. Equity instruments are recorded at fair value based on quoted market prices or values determined by management based in part on independent third-party valuations. Also recorded as a reduction of programming costs, is the amortization of a provision for above-market programming contracts that was recorded in connection with the 1999 USSB transaction. The provision was based upon an independent third-party appraisal and recorded at its net present value, with interest expense recognized over the remaining term of the contract. The current and long-term portions of these deferred credits are recorded in the consolidated balance sheets in “Accounts payable and accrued liabilities”, “Unearned subscriber revenue and deferred credits” and “Other Liabilities and Deferred Credits” and amortized using the interest method over the related contract terms.

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

Substantially all commissions paid to retailers and dealers for third party customer acquisitions, although paid in advance, are earned by the retailer or dealer over 12 months from the date of subscriber activation and may be recouped by DIRECTV on a pro-rata basis should the subscriber cancel DIRECTV service during the 12 month service period. Accordingly, prepaid commissions are deferred and amortized to expense over the 12 month service period. The amount deferred is limited to the estimated average gross margin (equal to an average subscriber’s revenue to be earned over 12 months, less the related costs of programming) to be derived from the subscriber over the 12 month period. The excess commissions over the estimated gross margin and non-refundable commissions are expensed immediately.

The cost of installation and hardware under DIRECTV’s direct customer acquisition program is deferred when a customer commits to 12 months of DIRECTV service. The amount deferred is amortized to expense over

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the commitment period and limited to the estimated gross margin (equal to the contractual revenues to be earned from the subscriber over 12 months, less the related cost of programming) expected to be earned over the contract term, less a reserve for estimated unrecoverable amounts. The cost of installation and hardware in excess of the estimated gross margin and where no customer commitment is obtained is expensed immediately.

DIRECTV actively monitors the recoverability of prepaid commissions and deferred installation and hardware costs. To the extent DIRECTV charges back a retailer or dealer for a prepaid commission, DIRECTV offsets the amount due against amounts payable to the retailers/dealers, and therefore, recoverability of prepaid commissions, net of existing reserves, is reasonably assured. Generally, new subscribers secure their accounts by providing a credit card or other identifying information and agree that a pro-rated early termination fee of $150 will be assessed if the subscriber cancels service prior to the end of the commitment period. As a result, the ability to charge the subscriber an early termination fee, together with existing reserves, reasonably assures the recoverability of deferred installation and hardware costs.

Retention, upgrade and other marketing costs

Retention, upgrade and other marketing costs in the consolidated statements of operations consist primarily of costs for loyalty programs offered to existing subscribers and the costs of payroll and benefits for DIRECTV’s in-house marketing department, which promotes additional DIRECTV services to existing subscribers, such as premium channel programming, pay-per-view programming and seasonal and live sporting events. The costs for loyalty programs include the costs of installing or providing hardware under DIRECTV’s movers program (for subscribers relocating to a new residence), multiple set-top receiver offers, DVR (digital video recorder) and local channel upgrade programs and other similar initiatives, and third party commissions incurred for the sale of additional set-top receivers to existing subscribers.

The cost of installation and hardware under certain of DIRECTV’s loyalty programs is deferred when a customer commits to 12 months of DIRECTV service. The amount deferred is amortized to expense over the commitment period and limited to the estimated gross margin (equal to the contractual revenues to be earned from the subscriber over 12 months, less the related cost of programming) expected to be earned over the contract term, less a reserve for estimated unrecoverable amounts. The cost of installation and hardware in excess of the estimated gross margin and where no customer commitment is obtained is expensed immediately.

DIRECTV actively monitors the recoverability of deferred installation and hardware costs. Generally, subscribers under loyalty programs secure their accounts by providing a credit card or other identifying information and agree that a pro-rated early termination fee of $150 will be assessed if the subscriber cancels service prior to the end of the commitment period. As a result, the ability to charge the subscriber an early termination fee, together with existing reserves, reasonably assures the recoverability of deferred installation and hardware costs.

Income Taxes

Prior to The DIRECTV Group’s separation from GM in December 2003, DIRECTV joined in the filing of a consolidated U.S. federal income tax return with The DIRECTV Group and GM. Subsequent to the separation of The DIRECTV Group from GM, DIRECTV will join in the filing of The DIRECTV Group’s consolidated U.S. federal income tax return.

DIRECTV’s tax sharing agreement with The DIRECTV Group was amended as of February 28, 2003 as a result of the first quarter of 2003 financing transactions. The agreements were amended to permit DIRECTV to utilize tax losses incurred subsequent to February 27, 2003 to reduce DIRECTV’s tax liability in future periods.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Income taxes are determined based upon DIRECTV’s tax sharing agreement with The DIRECTV Group, which generally provides that the current income tax liability or receivable be computed as if DIRECTV were a separate taxpayer, however, tax losses incurred prior to February 28, 2003, and not utilized to reduce DIRECTV’s tax liability in the period in which such losses originated are not available to reduce DIRECTV’s tax liability in future periods.

Losses that DIRECTV generates provide tax benefits to The DIRECTV Group that are recognized by DIRECTV and The DIRECTV Group in their respective financial statements. The tax benefits attributable to such losses incurred prior to February 28, 2003 were transferred to The DIRECTV Group in non-cash transactions and recorded as a capital distribution to Parent in the consolidated statements of changes in owner’s equity. The amount of such benefits transferred were $42.7 million and $142.6 million in 2002 and 2001, respectively.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments purchased with original maturities of three months or less.

Inventories

Inventories consist of raw materials, work in process and finished goods for DIRECTV system access cards and DIRECTV receiving equipment, which is mostly used for DIRECTV’s direct customer acquisition program. Inventories are stated at the lower of average cost or market.

	2003	2002
	(dollars in millions)
Raw materials	$29.6
Work in process	6.7
Finished goods	63.9	$64.2
Reserve for excess and obsolete inventory	(0.2)	(1.6)

Inventories, net	$100.0	$62.6

Property, Satellites and Depreciation

Property and satellites are carried at cost. The amounts capitalized for satellites currently being constructed and those that have been successfully launched include the costs of construction, launch, launch insurance and related capitalized interest. The amounts capitalized for subscriber leased set-top receivers include the costs of hardware and installation. Depreciation is computed generally using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the life of the asset or term of the lease. DIRECTV capitalized interest costs of $13.0 million during 2003, as part of the cost of its satellites under construction.

Goodwill and Intangible Assets

Prior to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002, goodwill and intangible assets were amortized on a straight line basis over their estimated useful lives ranging from 5 to 40 years. Since January 1, 2002, goodwill and intangible assets with indefinite lives are not amortized but subject to write-down, as needed, based upon an impairment

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

analysis that must occur at least annually, or sooner if an event occurs or circumstances change that would more likely than not result in an impairment loss. DIRECTV performs its annual impairment analysis in the fourth quarter of each year. If an impairment loss results from the annual impairment test, the loss will be recorded as a pre-tax charge to operating income. Based on DIRECTV’s 2003 annual impairment test, no impairment existed since DIRECTV’s fair value continues to exceed its carrying value. Other intangible assets continue to be amortized using the straight-line method over their expected remaining useful lives, which range from 2 to 12 years.

The following represents our reported net income (loss) on a comparable basis excluding the after-tax effect of amortization expense associated with goodwill and intangible assets with indefinite lives:

	2003	2002	2001
	(dollars in millions)
Reported net income (loss)	$164.3	$135.8	$(178.3)
Add:
Goodwill amortization	—	—	58.9
Intangible assets with indefinite lives amortization	—	—	7.2

Adjusted net income (loss)	$164.3	$135.8	$(112.2)

Valuation of Long-Lived Assets

DIRECTV evaluates the carrying value of long-lived assets to be held and used, other than goodwill and intangible assets with indefinite lives, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using estimated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal.

Debt Issuance Costs

Costs incurred to issue debt are deferred and amortized to interest expense over the term of the respective obligation.

Stock-Based Compensation

At times, The DIRECTV Group issues stock options and restricted stock units to employees, including DIRECTV employees. On January 1, 2003, DIRECTV adopted the fair value based method of accounting for stock-based employee compensation of SFAS No. 123, “Accounting for Stock-Based Compensation” and the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123.” DIRECTV elected to follow the prospective method of adoption, which resulted in the recognition of fair value based compensation cost in the consolidated statements of operations for stock options and other stock-based awards granted to employees on or after January 1, 2003. Stock options and other stock-based awards granted prior to January 1, 2003 continue to be accounted for under the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” in the consolidated statements of operations.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the effects on earnings of recognizing compensation cost as if the fair value based method had been applied to all outstanding and unvested stock options and other stock-based awards.

	Years Ended December 31,
	2003	2002	2001
	(dollars in millions)
Net income (loss), as reported	$164.3	$135.8	$(178.3)
Add: Stock compensation cost, net of taxes, included above	4.8	1.1	0.2
Deduct: Assumed stock compensation cost, net of taxes, under the fair value based method	(30.0)	(47.0)	(60.1)

Pro forma net income (loss)	$139.1	$89.9	$(238.2)

The pro forma amounts for compensation cost are not necessarily indicative of the amounts that will be reported in future periods. Estimated compensation cost is based upon the Black-Scholes valuation model for estimating the fair value of the options.

Market Concentrations and Credit Risk

Accounts Receivable, Net—Subscribers. DIRECTV sells programming services and extends credit, in amounts generally not exceeding $100 each, to a large number of individual residential subscribers throughout the United States. As applicable, allowances are maintained for anticipated losses.

Accounts Receivable, Net—NRTC and Affiliates. DIRECTV has significant accounts receivable from the National Rural Telecommunications Cooperative (“NRTC”) and the NRTC’s largest affiliate, Pegasus Satellite Television, Inc. (“Pegasus”). The accounts receivable from the NRTC are associated with an agreement granting NRTC an exclusive right to distribute certain DIRECTV programming in certain territories. The NRTC pays DIRECTV a fee based on gross revenues billed to customers located in those territories. The NRTC also pays DIRECTV customer-based fees for technical and operational services such as satellite telemetry, tracking and control, and security, broadcast and billing services. A significant portion of the receivable from the NRTC represents reimbursement of programming costs incurred by DIRECTV on behalf of the NRTC. Pursuant to its agreement with DIRECTV, NRTC has provided DIRECTV with an irrevocable letter of credit renewable every six months, in an amount approximating the prior three months of programming and operational receivables (at time of renewal) under the agreement.

A portion of the amounts receivable from the NRTC and Pegasus results from DIRECTV separately contracting with the NRTC and Pegasus to market and sell primarily premium movie services transmitted from five frequencies located at 101 WL, as well as frequencies located at 110 and 119 WL. Further, DIRECTV has recorded amounts receivable of approximately $54 million, excluding interest, from Pegasus as a result of a marketing agreement, now terminated, pursuant to which Pegasus was to pay DIRECTV a specified amount for certain new customer activations in Pegasus’ territories that DIRECTV had subsidized. The payment of these amounts is currently in dispute.

Management monitors DIRECTV’s exposure for amounts receivable from Pegasus and the NRTC on a regular basis. As applicable, allowances are maintained for anticipated losses.

Advertising Expenses

Advertising expenses, which are expensed as incurred, net of payments received from programming content providers for marketing support, were $121.4 million in 2003, $97.7 million in 2002 and $139.0 million in 2001.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accounting Changes

DIRECTV adopted SFAS No. 141, “Business Combinations,” on July 1, 2001. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and prohibits the amortization of goodwill and intangible assets with indefinite lives acquired thereafter. The adoption of SFAS No. 141 did not affect our results of operations or financial position.

In August 2001, the Financial Accounting Standards Board (“FASB”), issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 refines existing impairment accounting guidance and extends the use of this accounting to discontinued operations. SFAS No. 144 allows the use of discontinued operations accounting treatment for both reporting segments and distinguishable components thereof. SFAS No. 144 also eliminates the existing exception to the consolidation of a subsidiary for which control is likely to be temporary. The adoption of the statement on January 1, 2002 did not affect DIRECTV’s results of operations or financial position.

DIRECTV adopted SFAS No. 142 on January 1, 2002. SFAS No. 142 requires that existing and future goodwill and intangible assets with indefinite lives not be amortized, but written down, as needed, based upon an impairment analysis that must occur at least annually, or sooner if an event occurs or circumstances change that would more likely than not result in an impairment loss. All other intangible assets are amortized over their estimated useful lives. SFAS No. 142 requires DIRECTV to perform step one of a two-part transitional impairment test to compare the fair value of our intangible assets with their respective carrying amount, including goodwill. If the carrying value exceeds the fair value, step two of the transitional impairment test must be performed to measure the amount of the impairment loss, if any. SFAS No. 142 also requires that intangible assets be reviewed as of the date of adoption to determine if they continue to qualify as intangible assets under the criteria established under SFAS No. 141, “Business Combinations,” and to the extent previously recorded intangible assets do not meet the criteria that they be reclassified to goodwill.

As part of the 1999 Primestar acquisition, dealer network and subscriber base intangible assets were identified and valued in accordance with APB Opinion No. 16 “Business Combinations.” The dealer network intangible asset originally valued as part of the Primestar acquisition was based on the established distribution, customer service and marketing capability that had been put in place by Primestar. The subscriber base intangible asset originally valued as part of the Primestar acquisition was primarily based on the expected non-contractual future cash flows to be earned over the life of the Primestar subscribers converted to DIRECTV service. In accordance with SFAS No. 142, DIRECTV completed a review of its intangible assets and determined that the previously recorded dealer network and subscriber base intangible assets established under APB. Opinion No. 16 did not meet the contractual or other legal rights criteria. The dealer network and subscriber base intangible assets also did not meet the separability criteria because the intangible assets could not be sold, transferred, licensed, rented or exchanged individually or in combination with other assets or liabilities, apart from selling the entire DIRECTV business. As a result, in the first quarter of 2002, DIRECTV reclassified $209.8 million, net of $140.2 million of accumulated amortization, of previously reported intangible assets to goodwill. As a result of this reclassification, approximately $13.2 million of quarterly amortization expense ceased, beginning January 1, 2002. However, due to the clarifying guidance provided by EITF No. 02-17 “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination” issued in October 2002 regarding the treatment of certain subscriber related relationships, at the beginning of the fourth quarter of 2002, the subscriber base and dealer network intangible assets were reinstated and amortized from the date of reinstatement over their remaining lives.

In the first quarter of 2002, DIRECTV also completed the required transitional impairment test for intangible assets with indefinite lives, which consists of Federal Communications Commission (“FCC”) licenses

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

for direct-to-home broadcasting frequencies (“Orbital Slots”), and determined that no impairment existed because the fair value of these assets exceeded the carrying value as of January 1, 2002.

In the second quarter of 2002, with the assistance of an independent valuation firm, DIRECTV completed step one of the transitional test to determine whether a potential impairment existed on goodwill recorded at January 1, 2002. Primarily based on the present value of expected future cash flows, it was determined that the fair value of DIRECTV exceeded its carrying values, therefore a step two impairment test was not required.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.” This statement amends SFAS No. 123 “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Prior to adoption of SFAS No. 148, DIRECTV followed the intrinsic value based method of accounting for stock-based compensation of APB No. 25. DIRECTV adopted the fair value based method of accounting for stock-based compensation for all stock-based compensation granted after December 31, 2002 in accordance with the original transition provisions of SFAS No. 123. Adoption of this statement resulted in an increase in compensation cost recognized in operating results. See Note 14 to the consolidated financial statements for pro forma information regarding the compensation costs that would have been recognized had DIRECTV historically followed the fair value based method of accounting for stock based compensation.

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

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 3: Accounts Receivable, Net

	2003	2002
	(dollars in millions)
Subscribers	$325.0	$254.6
NRTC and affiliates	129.4	152.2
Other	276.4	154.2

Subtotal	730.8	561.0
Less allowance for doubtful accounts	(51.1)	(54.3)

Accounts receivable, net	$679.7	$506.7

Note 4: Prepaid Expenses and Other

	2003	2002
	(dollars in millions)
Commissions to distributors	$334.3	$371.6
Deferred hardware and installation costs	177.0	92.3
Deferred income taxes	13.3	25.3
Other	31.0	56.6

Total	$555.6	$545.8

Note 5: Satellites, Net and Property, Net

	Estimated Useful Lives (years)	2003	2002
		(dollars in millions)
Satellites	12-16	$1,556.0	$1,395.5
Less accumulated depreciation		(474.5)	(384.2)

Satellites, net		$1,081.5	$1,011.3

Land and improvements		$14.2	$14.2
Buildings and leasehold improvements	3-30	130.6	126.6
Machinery and equipment	3-10	1,190.8	1,015.8
Subscriber leased equipment	4	377.3	425.4
Construction in progress		138.0	108.5

Total		1,850.9	1,690.5
Less accumulated depreciation		(1,118.6)	(851.9)

Property, net		$732.3	$838.6

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 6: Goodwill and Intangible Assets

The following table sets forth the amounts recorded for goodwill and intangible assets:

	Estimated Useful Lives (years)	2003			2002
		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
		(dollars in millions)
Goodwill		$3,095.4	$204.3	$2,891.1	$3,092.8	$204.3	$2,888.5
Intangible Assets:
Orbital Slots	Indefinite	$463.0	$30.6	$432.4	$463.0	$30.6	$432.4
Subscriber Base	2	220.0	198.1	21.9	220.0	133.3	86.7
Dealer Networks	12	130.0	34.6	95.4	130.0	25.4	104.6

Total Intangible Assets		$813.0	$263.3	$549.7	$813.0	$189.3	$623.7

The following represents the amount of amortization expense related to goodwill and intangible assets:

	2003	2002	2001
	(dollars in millions)
Goodwill			$77.6
Intangible Assets:
Orbital Slots			11.6
Subscriber Base	$64.8	$16.2	44.0
Dealer Networks	9.2	2.3	8.7
Other	—	—	1.0

Total Intangible Assets	$74.0	$18.5	$65.3

In accordance with SFAS No. 142, beginning January 1, 2002 no amortization expense is recorded for goodwill and intangible assets with indefinite lives. Estimated amortization expense for other intangible assets in each of the next five years and thereafter is as follows: $31.1 million in 2004, $9.2 million in 2005, $9.2 million in 2006, $9.2 million in 2007, $9.2 million in 2008 and $49.4 million thereafter.

Note 7: Investments in Marketable Securities

During the first quarter of 2003, DIRECTV distributed all of its marketable securities to The DIRECTV Group. The distribution was a transfer of assets by entities under common control and was reflected at DIRECTV’s cost basis as a distribution to Parent in the consolidated statements of changes in owner’s equity. These investments, which included DIRECTV’s equity investments in Crown Media Holdings, Inc., TiVo Inc. and XM Satellite Radio Holdings, Inc., had an aggregate book value of $52.6 million at the date of transfer, which is net of a $2.9 million accumulated unrealized loss.

Investments in marketable securities stated at current fair value and classified as available-for-sale totaled $44.7 million at December 31, 2002. Accumulated unrealized after-tax holding losses recorded as part of Other Comprehensive Income (“OCI”) were $2.9 million at December 31, 2002. Accumulated unrealized after-tax holding gains recorded as part of OCI were $159.6 million at December 31, 2001. In August 2002, DIRECTV sold about 8.8 million shares of Thomson multimedia S.A. stock for approximately $211.0 million, which resulted in a pre-tax gain of $158.6 million. In September 2002, DIRECTV sold its investment in Wink Communications, Inc., representing about 2.1 million common shares, for approximately $6.3 million, which resulted in a pre-tax gain of $2.7 million. The net amount of gain and losses realized from the sale or write-down

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of investments is reflected as a reclassification adjustment in OCI and included in the consolidated statements of operations in “Other income (loss), net.” DIRECTV recognized other-than-temporary declines in certain investments that resulted in a pre-tax charge of $99.3 million during the year ended December 31, 2002 .

Note 8: Accounts Payable and Accrued Liabilities

	2003	2002
	(dollars in millions)
Programming costs	$563.2	$455.7
Accounts payable	212.1	42.9
Current portion of provision for above-market programming contracts	133.2	120.6
Third party commissions	101.6	85.9
Subscriber service expenses	73.7	75.8
Payroll and employee benefits	62.1	59.3
Other	324.5	299.0

Total	$1,470.4	$1,139.2

Note 9: Debt

	Interest Rates	2003
	(dollars in millions)
Notes payable	8.375%	$1,400.0
Credit facilities	3.959%	1,225.0

Total debt		2,625.0
Less: current portion of long-term debt	3.959%	213.1

Total long-term debt		$2,411.9

Notes Payable. On February 28, 2003, DIRECTV Holdings and DIRECTV Financing Co., Inc. (“DIRECTV Financing” and, together with DIRECTV Holdings, the “Co-Issuers”) issued $1,400.0 million in senior notes due in 2013 in a private placement transaction. The ten-year senior notes bear interest at 8.375%. Principal on the senior notes is payable upon maturity, while interest is payable semi-annually beginning September 15, 2003. The senior notes have been fully and unconditionally guaranteed, jointly and severally, by each of DIRECTV Holdings’ domestic subsidiaries (other than DIRECTV Financing) (the “Guarantor Subsidiaries”) on a senior unsecured basis. The amount of interest accrued related to the senior notes was $34.2 million at December 31, 2003. Pursuant to a registration rights agreement with the initial purchasers of the senior notes, the Co-Issuers and the Guarantor Subsidiaries completed an exchange offer on September 24, 2003, whereby all holders of the original notes elected to exchange their existing senior notes for registered notes with identical terms, except that the registered notes have been registered under the Securities Act of 1933, as amended, and do not bear the legends restricting their transfer.

The fair value of DIRECTV’s notes payable was approximately $1,619.0 million at December 31, 2003 based on quoted market prices.

Credit Facilities. On March 6, 2003, DIRECTV entered into a $1,675.0 million senior secured credit facility, comprised of a $375.0 million Term Loan A, of which $175.0 million was drawn, a $1,050.0 million Term Loan B, which was fully drawn, and a $250.0 million revolving credit facility, which was undrawn. DIRECTV distributed to The DIRECTV Group the $2.56 billion of proceeds, net of debt issuance costs, from these financing transactions.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In August 2003, DIRECTV amended the senior secured credit facility to replace the $1,050.0 million Term Loan B with a new $1,225.0 million Term Loan B-1 and to reduce the size of the Term Loan A from $375.0 million to $200.0 million, repaying the $175.0 million that was previously outstanding under the Term Loan A with the additional borrowings from the Term Loan B-1. Borrowings under the Term Loan B-1 bear interest at a rate equal to London Interbank Offered Rate (“LIBOR”) plus 2.75%, which may be increased or decreased under certain conditions. The revolving credit facility was not affected by the amendment. DIRECTV is required to pay a commitment fee of 0.50% per year on the unused commitment under the revolving credit facility. The revolving credit facility has a term of five years and the Term Loan B-1 matures in 2010. However, as defined by the senior secured credit facility agreement, under certain circumstances, DIRECTV could be required to make a pre-payment on the Term Loan B-1. As of December 31, 2003, the revolving credit facility was undrawn and the Term Loan B-1 was fully drawn. The revolving portion of the senior secured credit facility is available to fund DIRECTV’s working capital and other requirements. The senior secured credit facility is secured by substantially all of DIRECTV’s assets and is fully and unconditionally guaranteed, jointly and severally, by all of DIRECTV’s domestic subsidiaries.

Principal payments under the Term Loan B-1 are due primarily in 2008 to 2010. However, at each year end DIRECTV may be required to make a computation of excess cash flows for the year, as defined by the senior secured credit facility agreement, which could result in DIRECTV making a prepayment under the Term Loan B-1 on April 15th. The amount payable to DIRECTV’s credit holders is equal to one-half of DIRECTV’s excess cash flows, if any, with up to $150 million of the remaining amount available for distribution to The DIRECTV Group. DIRECTV has calculated approximately $401.8 million of excess cash flows at December 31, 2003. As a result, DIRECTV reclassified $200.9 million from long-term debt to current portion of long-term debt in the consolidated balance sheets. However, under the terms of the senior secured credit facility agreement, at DIRECTV’s request, the lenders under the credit facility may elect to forego all or a portion of the prepayment, if required, prior to April 15th of each year.

The Term Loan A was undrawn and was terminated on December 1, 2003. Borrowing under the Term Loan B bore interest at LIBOR plus 3.50% until it was replaced by the Term Loan B-1 in August 2003. The amount of interest accrued related to the senior secured credit facility was $7.0 million at December 31, 2003. In March 2004, the senior secured credit facility was amended to replace the Term Loan B-1 with a Term Loan B-2, with substantially the same terms except that the interest rate was reduced to LIBOR plus 2.25%.

Covenants and Restrictions. The senior secured credit facility requires DIRECTV to maintain certain financial covenants. The senior notes and the senior secured credit facility also include covenants that restrict the Co-Issuers and the Guarantor Subsidiaries’ ability to, among other things, (i) incur additional indebtedness, (ii) place liens upon assets, (iii) make distributions, (iv) pay dividends or make certain other restricted payments and investments, (v) consummate asset sales, (vi) enter into certain transactions with affiliates, (vii) conduct businesses other than our current or related businesses, (viii) merge or consolidate with any other person, (ix) sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets, (x) make voluntary prepayments of certain debt (including any repayment of the senior notes), and (xi) make capital expenditures. Should DIRECTV fail to comply with its covenants, all or a portion of our borrowings under the senior notes and senior secured credit facility could become immediately payable. At December 31, 2003, DIRECTV was in compliance with all such covenants.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 10: Other Liabilities and Deferred Credits

	2003	2002
	(dollars in millions)
Programming costs and provision for above-market programming contracts	$291.1	$296.0
Advance payments for programming carriage and marketing support	83.5	109.6
Other	42.5	72.0

Total	$417.1	$477.6

Note 11: Income Taxes

The income tax expense or benefit is based on the reported income or loss before income taxes. Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, which are available to DIRECTV pursuant to its tax sharing agreements with The DIRECTV Group and as measured by applying currently enacted tax laws.

As described in Note 2, all tax basis net operating losses incurred by DIRECTV prior to February 28, 2003, have been transferred to The DIRECTV Group.

The income tax (expense) benefit consisted of the following:

	2003	2002	2001
	(dollars in millions)
Taxes currently receivable (payable)—U.S. federal and state	$(60.8)	$42.7	$142.6
Deferred tax liabilities, net—U.S. federal and state	(37.7)	(126.0)	(60.1)

Total income tax benefit (expense)	$(98.5)	$(83.3)	$82.5

DIRECTV’s provision for income taxes varies from the provision computed using the U.S. federal statutory income tax rate for the reasons set forth in the following table:

	2003	2002	2001
	(dollars in millions)
Expected income tax benefit (expense) at U.S. statutory rate of 35%	$(92.0)	$(76.7)	$91.2
U.S. state income tax benefit (expense)	(6.5)	(6.6)	9.1
Non-deductible goodwill amortization	—	—	(17.8)

Total income tax benefit (expense)	$(98.5)	$(83.3)	$82.5

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Temporary differences and carry-forwards that gave rise to the deferred tax assets and liabilities were as follows:

	2003		2002
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(dollars in millions)
Depreciation and amortization		$321.8		$375.3
Accruals and advances	$162.4	39.6	$31.8	41.1
Programming contract liabilities	141.7	—	196.5	—
Prepaid expenses	—	223.6	—	113.9
Acquired net operating losses	—	—	75.3	—
Other temporary differences	29.8	9.8	13.6	8.3

Total deferred taxes	$333.9	$594.8	$317.2	$538.6

At December 31, 2003 and 2002, included in “Prepaid expenses and other” was $13.3 million and $25.3 million, respectively, of current deferred tax assets.

Total net taxes receivable from The DIRECTV Group at December 31, 2003, was approximately $3.4 million which was included in “Prepaid expenses and other.”

Note 12: Retirement Programs and Other Post-Retirement Benefits

DIRECTV employees participate in contributory and non-contributory defined benefit retirement plans maintained by The DIRECTV Group. These plans are available to substantially all full-time DIRECTV employees. Benefits are based on years of service and compensation earned during a specified period of time before retirement. The accumulated benefit obligation and net assets available for benefits for DIRECTV employees have not been separately determined and are not included in DIRECTV’s consolidated balance sheets. In addition to pension benefits, The DIRECTV Group charges DIRECTV for the cost of certain other post-retirement benefits. The accumulated post-retirement benefit obligation related to DIRECTV employees has not been separately determined and is not included in the accompanying consolidated balance sheets. DIRECTV also participates in other health and welfare plans of The DIRECTV Group. DIRECTV’s portion of the cost of these benefit plans, allocated from The DIRECTV Group, amounted to $14.3 million, $10.5 million and $3.6 million for the years ended December 31, 2003, 2002 and 2001, respectively. These amounts are recorded as a non-cash transaction in “Net capital contribution from Parent” in the consolidated statements of changes in owner’s equity and charged to “General and administrative expenses” in the consolidated statements of operations.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 13: Owner’s Equity

The following represents changes in the components of OCI, net of taxes:

	2003			2002			2001
	Pre-tax Amount	Tax Expense	Net Amount	Pre-tax Amount	Tax Benefit	Net Amount	Pre-tax Amount	Tax Benefit	Net Amount
	(dollars in millions)
Unrealized losses on securities	—	—	—	$(196.5)	$77.6	$(118.9)	$(170.4)	$67.1	$(103.3)
Reclassification adjustment for net gains recognized during the period	—	—	—	$(72.1)	$28.5	$(43.6)	$(87.8)	$34.7	$(53.1)
Distribution of investments to Parent	$4.7	$(1.8)	$2.9	—	—	—	—	—	—

Note 14: Incentive Plans

DIRECTV participates in the Hughes Electronics Corporation Incentive Plan (the “Plan”). Under the Plan, shares, rights or options to acquire up to 159 million shares of common stock on a cumulative basis were authorized for grant through December 31, 2003, subject to The DIRECTV Group’s Executive Compensation Committee approval.

In connection with the News Corporation transactions, on December 22, 2003, vesting accelerated for 4.3 million options held by DIRECTV employees in accordance with the provisions of the Plan, because the News Corporation transactions represented a qualifying change in control.

The exercise price of the options granted under the Plan is equal to 100% of the fair market value of the underlying common stock on the date the options are granted. These nonqualified options generally vest over two to five years, vest immediately in the event of certain transactions, expire 10 years from date of grant and are subject to earlier termination under certain conditions.

Changes in the status of outstanding options granted to employees of DIRECTV were as follows:

	Shares Under Option	Weighted-Average Exercise Price
The DIRECTV Group Common Stock Options
Outstanding at December 31, 2000	12,936,619	$26.75
Granted	12,017,600	24.22
Exercised	(318,445)	13.10
Terminations and transfers, net	(2,689,600)	25.09

Outstanding at December 31, 2001	21,946,174	25.77
Granted	—	—
Exercised	(136,726)	11.36
Terminations and transfers, net	(704,549)	23.71

Outstanding at December 31, 2002	21,104,899	25.93

Granted	—	—
Exercised	(613,265)	10.23
Terminations and transfers, net	183,450	17.40

Outstanding at December 31, 2003	20,675,084	26.32

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes information about the Plan stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 3.00 to $8.99	101,740	1.10	$7.53	101,740	$7.53
9.00 to 16.99	3,390,419	4.37	13.37	3,390,419	13.37
17.00 to 24.99	5,031,675	6.77	19.87	3,972,097	19.72
25.00 to 32.99	6,004,050	7.05	27.84	6,004,050	27.84
33.00 to 41.99	6,147,200	6.28	37.56	6,147,200	37.56

	20,675,084	6.29	$26.32	19,615,506	$26.63

At December 31, 2002 and 2001, there were 10.8 million and 5.8 million options exercisable at weighted average exercise prices of $23.32 and $18.92, respectively.

The The DIRECTV Group’s Executive Compensation Committee has also granted restricted stock units under the provisions of the Plan that vest over two to three years. During the year ended December 31, 2003, 2.1 million restricted stock units were granted with a weighted average fair value of approximately $10.50.

The following table presents the estimated weighted-average fair value of options granted under the Plan using the Black-Scholes valuation model and the assumptions used in the calculations:

2001
Estimated fair value per option granted	$13.66
Average exercise price per option granted	24.71
Expected stock volatility	51.3%
Risk-free interest rate	5.1%
Expected option life (in years)	7.0

No stock options were granted during the years ended December 31, 2003 and 2002.

Note 15: Related-Party Transactions

The following represents a summary of purchases of equipment and services from related parties and the allocation of the cost of employee benefits from The DIRECTV Group:

	2003	2002	2001
	(dollars in millions)
Hughes Network Systems	$271.7	$92.0	$92.4
The DIRECTV Group	20.0	10.5	3.6
PanAmSat Corporation	7.8	7.8	6.7

Total	$299.5	$110.3	$102.7

The following represents a summary of products and services provided to related parties:

	2003	2002	2001
	(dollars in millions)
Hughes Network Systems	$40.2	$23.3	$17.9
The DIRECTV Group and Other	3.0	5.2	4.6

Total	$43.2	$28.5	$22.5

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following represents a summary of amounts due to related parties:

	2003	2002
	(dollars in millions)
The DIRECTV Group	$13.4
Hughes Network Systems	13.7	$23.2
PanAmSat Corporation	0.2	—
News Corporation and affiliates	62.1	—

Total	$89.4	$23.2

Transactions with PanAmSat Corporation (“PanAmSat”), which is an approximately 80.5% owned subsidiary of The DIRECTV Group, represent the purchase of telemetry, tracking and control services (“TT&C”) for certain DIRECTV satellites and the lease of additional satellite transponder capacity. The agreement with PanAmSat for TT&C for DIRECTV 4S continues until DIRECTV 4S is retired from service. The agreement with PanAmSat for TT&C with respect to DIRECTV’s other satellites expires at the earlier of the satellite’s retirement or 10 years after the date of completion of in-orbit testing for each satellite. The satellite transponder lease expired in 2002. These costs are recorded in “Broadcast operations expenses” in the consolidated statements of operations and any amounts due to PanAmSat are recorded in “Accounts payable and accrued liabilities” in the consolidated balance sheets.

Transactions with Hughes Network Systems (“HNS”) primarily represent the purchase of DIRECTV receiving equipment from HNS, the payment of manufacturer subsidies to HNS and the provision of DIRECTV access cards to HNS. Manufacturer subsidies are recorded in “Subscriber acquisition costs” in the consolidated statements of operations. The cost of purchases of DIRECTV receiving equipment from HNS are recorded in inventory and recognized in “Subscriber acquisition costs” or “Retention, upgrade and other marketing costs” when shipped to subscribers, or carried as a fixed asset when leased by a subscriber. Amounts paid to HNS for DIRECTV receiving equipment purchased from HNS are not necessarily indicative of the cost to purchase the receiving equipment from third parties. DIRECTV system access cards provided to HNS are recorded as “Revenues” in the consolidated statements of operations. Amounts due to HNS are recorded in “Accounts payable and accrued liabilities” in the consolidated balance sheets. The amount receivable from HNS was $2.4 million and $2.7 million at December 31, 2003 and 2002, respectively.

DIRECTV also provides certain accounting and administrative services to The DIRECTV Group and certain of The DIRECTV Group’s other subsidiaries in accordance with established service agreements. The amounts charged to The DIRECTV Group relative to the cost of providing these services is recorded as an offset to “General and administrative expenses” in the consolidated statements of operations. No amounts were due from The DIRECTV Group at December 31, 2003 and 2002.

DIRECTV does not receive an allocation of general corporate expenses from The DIRECTV Group. Management believes that DIRECTV’s consolidated financial statements reflect its cost of doing business in accordance with Securities and Exchange Commission Staff Accounting Bulleting No. 55, “Allocation of Expenses and Related Disclosures in Financial Statements of Subsidiaries, Divisions of Lesser Business Components of Another Entity; Cheap Stock.”

In 2001, The DIRECTV Group entered into a lease with a third party for DIRECTV’s engineering facilities. DIRECTV has made all payments under the lease to a third party and has reflected such payments in “General and administrative expenses” in the consolidated statements of operations.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In February 2003, DIRECTV entered into an intellectual property license agreement with The DIRECTV Group. Under the license agreement, The DIRECTV Group granted DIRECTV a royalty-free license to exploit certain intellectual property owned by or licensed to The DIRECTV Group for the DIRECTV business.

Amounts due to and from related parties are non-interest bearing, with the exception of the manufacturer subsidies payable to HNS, which bore an interest rate of 7.75%. Interest expense incurred related to manufacturer subsidies for 2002 and 2001 was $3.6 million and $4.9 million, respectively. The manufacturer subsidies program ended in 1999 and all amounts payable to HNS for manufacturer subsidies were repaid in 2002.

News Corporation and affiliates. Beginning December 22, 2003, with the completion of the News Corporation transaction, News Corporation and its affiliated companies are considered related parties. DIRECTV purchases products and services from various affiliates of News Corporation, including Fox Entertainment Group Inc., GEMSTAR-TV Guide International, Inc. and NDS Limited. The products and services purchased include rights to distribute live television programming, subscription services, broadcast engineering services and television advertising. The amount of products and services purchased from News Corporation and its affiliates for the period December 22, 2003 to December 31, 2003 was not material.

Note 16: Commitments and Contingencies

Litigation

During April 2002, DIRECTV entered into settlement negotiations with General Electric Capital Corporation, (“GECC”), to settle a claim arising from a contractual arrangement whereby GECC managed a credit program for consumers who purchased DIRECTV programming and related equipment. On June 4, 2002, the parties executed an agreement to settle the matter for $180.0 million, of which DIRECTV accrued $145.0 million prior to January 1, 2001, and additional interest of $12.0 million in 2002 and $23.0 million in 2001. DIRECTV paid the total amount of the settlement to GECC in June 2002.

Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, governmental inquiries, claims, and proceedings are pending against DIRECTV, including those arising out of customer account fees and charges; advertising and other business practices; employment-related matters; intellectual property; and retailer, supplier, and other contractual relationships. DIRECTV has established reserves for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or other treble damage claims, or demands for licensing fees that if granted, could require DIRECTV to pay damages or make other expenditures in amounts that could not be estimated at December 31, 2003. Management believes that any such liability will not have a material adverse effect on DIRECTV’s consolidated financial condition or results of operations.

Other

DIRECTV uses in-orbit and launch insurance to mitigate the potential financial impact of satellite fleet in-orbit and launch failures unless the premium costs are considered uneconomic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. The insurance generally does not compensate for business interruption or loss of future revenues or customers. DIRECTV generally relies on in-orbit spare satellites and excess transponder capacity at key Orbital Slots to mitigate the impact of satellite failure on DIRECTV’s ability to provide service. At December 31, 2003, the net book value of satellites not insured amounted to $417.0 million.

As part of an arrangement with Telesat Canada, (“Telesat”), a Canadian telecommunications and broadcast services company, DIRECTV agreed to provide Telesat, subject to FCC approval, the use of the DIRECTV 3

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

satellite, which is currently used as an in-orbit spare, through the end of its useful life and in return Telesat agreed to allow DIRECTV the use of its 72.5 degree west longitude, or WL, Canadian orbital location. This arrangement is contingent upon FCC approval. Assuming FCC approval for DIRECTV’s use of 72.5 WL, DIRECTV 7S, which is expected to be launched in the second quarter of 2004, will replace DIRECTV 5 at 119 WL, and DIRECTV 5, or a similar satellite, will be relocated to 72.5 WL and used to provide additional local channels and other programming in the United States through 2008. Once FCC approval is granted, DIRECTV 3 will be used by Telesat in a Canadian orbital location. If DIRECTV is successful in obtaining FCC approval to use 72.5 WL, the net book value of DIRECTV 3, which was $89.0 million at December 31, 2003, will be reclassified as an intangible asset and amortized over the life of our right to use 72.5 WL. However, if DIRECTV is unsuccessful in obtaining FCC approval to use 72.5 WL, DIRECTV will be required to immediately write-off the net book value of DIRECTV 3.

At December 31, 2003, minimum future commitments under noncancelable operating leases having lease terms in excess of one year were primarily for real property and aggregated $108.0 million, payable as follows: $23.8 million in 2004, $23.7 million in 2005, $20.0 million in 2006, $17.5 million in 2007, $16.2 million in 2008 and $6.8 million thereafter. Certain of these leases contain escalation clauses and renewal or purchase options, which are not considered in the amounts disclosed. Rental expenses under operating leases were $33.3 million and $30.9 million and $24.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Minimum payments under DIRECTV’s current contractual commitments, which include agreements for broadcast programming, manufacturer subsidies, telemetry, tracking and control services, the cost of satellite construction contracts, billing services and customer call center operations are anticipated to be approximately $743.2 million in 2004, $469.3 million in 2005, $623.3 million in 2006, $781.1 million in 2007, $516.9 million in 2008 and $5.6 million thereafter.

Including the senior notes and senior secured credit facility described in Note 9, DIRECTV’s notes payable and credit facilities mature as follows: $213.1 million in 2004; $10.3 million in 2005; $10.3 million in 2006; $10.3 million in 2007; $253.5 million in 2008 and $2,127.5 million thereafter. Debt obligations for the years 2005-2008 do not reflect potential prepayments that may be required under our senior secured credit facility.

Note 17: Condensed Consolidating Financial Statements

The following presents the condensed consolidating statements of operations for the years ended December 31, 2003,2002 and 2001, the condensed consolidating statements of cash flows for the years ended December 31, 2003, 2002 and 2001 and the condensed consolidating balance sheets as of December 31, 2003 and 2002 of the Co-Issuers, Guarantor Subsidiaries, and the eliminations necessary to present DIRECTV Holdings’ financial statements on a consolidated basis. RSG Resource Supply GmbH, a foreign subsidiary, which is not a guarantor of the senior notes or the senior secured credit facility and has no material operations, assets or liabilities, has been included in the “Guarantor Subsidiaries” column in the presentation below. These condensed consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of DIRECTV Holdings.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2003

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(dollars in millions)
Revenues	$851.3	$7,696.2	$(851.9)	$7,695.6
Operating Costs and Expenses, exclusive of depreciation and amortization expense shown separately below
Programming and other costs	534.4	3,533.7	(851.3)	3,216.8
Subscriber service expenses	—	623.5	—	623.5
Subscriber acquisition costs:
Third party customer acquisitions	—	1,388.4	—	1,388.4
Direct customer acquisitions	—	395.1	—	395.1
Retention, upgrade and other marketing costs	—	496.3	—	496.3
Broadcast operations expenses	—	133.4	—	133.4
General and administrative expenses	0.9	486.0	(0.6)	486.3
Depreciation and amortization expense	—	497.0	—	497.0

Total Operating Costs and Expenses	535.3	7,553.4	(851.9)	7,236.8

Operating Profit	316.0	142.8	—	458.8
Equity in pre-tax income of consolidated subsidiaries	132.8	—	(132.8)	—
Interest expense, net	(186.0)	(6.0)	—	(192.0)
Other (loss), net	—	(4.0)	—	(4.0)

Income Before Income Taxes	262.8	132.8	(132.8)	262.8
Income tax expense	(98.5)	(49.8)	49.8	(98.5)

Net Income	$164.3	$83.0	$(83.0)	$164.3

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2002

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(dollars in millions)
Revenues	$784.8	$6,445.2	$(785.4)	$6,444.6
Operating Costs and Expenses, exclusive of depreciation and amortization expense shown separately below
Programming and other costs	484.9	2,973.7	(784.8)	2,673.8
Subscriber service expenses	—	611.4	—	611.4
Subscriber acquisition costs:
Third party customer acquisitions	—	1,343.6	—	1,343.6
Direct customer acquisitions	—	179.2	—	179.2
Retention, upgrade and other marketing costs	—	368.4	—	368.4
Broadcast operations expenses	—	128.0	—	128.0
General and administrative expenses	0.6	485.9	(0.6)	485.9
Depreciation and amortization expense	—	405.6	—	405.6

Total Operating Costs and Expenses	485.5	6,495.8	(785.4)	6,195.9

Operating Profit (Loss)	299.3	(50.6)	—	248.7
Equity in pre-tax loss of consolidated subsidiaries	(14.9)	—	14.9	—
Interest expense, net	(65.3)	(26.3)	—	(91.6)
Other income, net	—	62.0	—	62.0

Income (Loss) Before Income Taxes	219.1	(14.9)	14.9	219.1
Income tax (expense) benefit	(83.3)	4.4	(4.4)	(83.3)

Net Income (Loss)	$135.8	$(10.5)	$10.5	$135.8

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2001

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(dollars in millions)
Revenues	$780.4	$5,552.7	$(781.0)	$5,552.1
Operating Costs and Expenses, exclusive of depreciation and amortization expenses shown below
Programming and other costs	420.2	2,571.4	(780.4)	2,211.2
Subscriber service expenses	—	479.9	—	479.9
Subscriber acquisition costs:
Third party customer acquisitions	—	1,521.6	—	1,521.6
Direct customer acquisitions	—	136.9	—	136.9
Retention, upgrade and other marketing costs	—	378.2	—	378.2
Broadcast operations expenses	—	119.1	—	119.1
General and administrative expenses	0.6	489.1	(0.6)	489.1
Depreciation and amortization expense	48.9	389.6	—	438.5

Total Operating Costs and Expenses	469.7	6,085.8	(781.0)	5,774.5

Operating Profit (Loss)	310.7	(533.1)	—	(222.4)
Equity in pre-tax loss of consolidated subsidiaries	(492.7)	—	492.7	—
Interest expense, net	(78.8)	(44.7)	—	(123.5)
Other income, net	—	85.1	—	85.1

Loss Before Income Taxes	(260.8)	(492.7)	492.7	(260.8)
Income tax benefit	82.5	193.4	(193.4)	82.5

Net Loss	$(178.3)	$(299.3)	$299.3	$(178.3)

Condensed Consolidating Balance Sheet

As of December 31, 2003

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(dollars in millions)
ASSETS
Total Current Assets	$456.7	$1,293.4	$(23.9)	$1,726.2
Satellites, net	—	1,081.5	—	1,081.5
Property, net	—	732.3	—	732.3
Goodwill, net	1,827.6	1,063.5	—	2,891.1
Intangible Assets, net	—	549.7	—	549.7
Other Assets	2,880.9	47.5	(2,818.9)	109.5

Total Assets	$5,165.2	$4,767.9	$(2,842.8)	$7,090.3

LIABILITIES AND OWNER’S EQUITY
Total Current Liabilities	$451.0	$1,420.5	$(23.9)	$1,847.6
Long-Term Debt	2,411.9	—	—	2,411.9
Other Liabilities and Deferred Credits	162.8	642.0	(113.5)	691.3
Owner’s Equity
Capital stock and additional paid-in capital	2,798.9	3,893.3	(3,893.3)	2,798.9
Accumulated deficit	(659.4)	(1,187.9)	1,187.9	(659.4)

Total Owner’s Equity	2,139.5	2,705.4	(2,705.4)	2,139.5

Total Liabilities and Owner’s Equity	$5,165.2	$4,767.9	$(2,842.8)	$7,090.3

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheet

As of December 31, 2002

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(dollars in millions)
ASSETS
Total Current Assets	$48.2	$1,081.0	$—	$1,129.2
Satellites, net	—	1,011.3	—	1,011.3
Property, net	—	838.6	—	838.6
Goodwill, net	1,827.6	1,060.9	—	2,888.5
Intangible Assets, net	—	623.7	—	623.7
Other Assets	3,158.6	87.3	(3,158.6)	87.3

Total Assets	$5,034.4	$4,702.8	$(3,158.6)	$6,578.6

LIABILITIES AND OWNER’S EQUITY
Total Current Liabilities	$177.0	$1,118.8	$—	$1,295.8
Other Liabilities and Deferred Credits	296.0	584.2	(155.9)	724.3
Owner’s Equity
Capital stock and additional paid-in capital	5,385.1	4,252.6	(4,252.6)	5,385.1
Accumulated deficit	(823.7)	(1,249.9)	1,249.9	(823.7)

Subtotal Owner’s Equity	4,561.4	3,002.7	(3,002.7)	4,561.4

Accumulated Other Comprehensive Loss
Accumulated unrealized losses on securities	—	(2.9)	—	(2.9)

Total Owner’s Equity	4,561.4	2,999.8	(3,002.7)	4,558.5

Total Liabilities and Owner’s Equity	$5,034.4	$4,702.8	$(3,158.6)	$6,578.6

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2003

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(dollars in millions)
Cash Flows from Operating Activities
Net Cash Provided by Operating Activities	$61.0	$722.0	$(20.4)	$762.6

Cash Flows from Investing Activities
Expenditures for property and equipment	—	(228.2)	—	(228.2)
Expenditures for satellites	—	(160.8)	—	(160.8)
Proceeds from sale of property	—	0.6	—	0.6

Net Cash Used in Investing Activities	—	(388.4)	—	(388.4)

Cash Flows from Financing Activities
Net cash contribution from (distribution to) Parent	352.6	(347.7)	—	4.9
Cash proceeds from financing transactions	2,625.0	—	—	2,625.0
Cash distribution to Parent	(2,558.5)	—	—	(2,558.5)
Debt issuance costs	(68.8)	—	—	(68.8)

Net Cash Provided by (Used in) Financing Activities	350.3	(347.7)	—	2.6

Net increase (decrease) in cash and cash equivalents	411.3	(14.1)	(20.4)	376.8
Cash and cash equivalents at beginning of the period	—	14.1	—	14.1

Cash and cash equivalents at the end of the period	$411.3	$—	$(20.4)	$390.9

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2002

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(dollars in millions)
Cash Flows from Operating Activities
Net Cash Provided by Operating Activities	$137.3	$16.5	—	$153.8

Cash Flows from Investing Activities
Expenditures for property and equipment	—	(268.0)	—	(268.0)
Expenditures for satellites	—	(111.4)	—	(111.4)
Proceeds from sale of property and investments	—	220.1	—	220.1

Net Cash Used in Investing Activities	—	(159.3)	—	(159.3)

Cash Flows from Financing Activities
Net cash contribution from (distribution to) Parent	(137.3)	141.5	—	4.2

Net Cash (Used in) Provided by Financing Activities	(137.3)	141.5	—	4.2

Net decrease in cash and cash equivalents	—	(1.3)	—	(1.3)
Cash and cash equivalents at beginning of the period	—	15.4	—	15.4

Cash and cash equivalents at the end of the period	$—	$14.1	—	$14.1

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2001

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(dollars in millions)
Cash Flows from Operating Activities
Net Cash Provided by (Used in) Operating Activities	$194.5	$(282.5)	—	$(88.0)

Cash Flows from Investing Activities
Expenditures for property and equipment	—	(250.4)	—	(250.4)
Expenditures for satellites	—	(199.9)	—	(199.9)
Proceeds from sale of property and investments	—	132.7	—	132.7

Net Cash Used in Investing Activities	—	(317.6)	—	(317.6)

Cash Flows from Financing Activities
Net cash contribution from (distribution to) Parent	(194.5)	597.1	—	402.6

Net Cash Provided by (Used in) Financing Activities	(194.5)	597.1	—	402.6

Net decrease in cash and cash equivalents	—	(3.0)	—	(3.0)
Cash and cash equivalents at beginning of the period	—	18.4	—	18.4

Cash and cash equivalents at end of the period	$—	$15.4	—	$15.4

DIRECTV HOLDINGS LLC

SUPPLEMENTAL INFORMATION

Selected Quarterly Data (Unaudited)	1st	2nd	3rd	4th
	(dollars in millions)
2003 Quarters
Revenues	$1,708.1	$1,800.2	$1,932.2	$2,255.1
Operating Costs and Expenses, exclusive of depreciation and amortization expense shown below
Programming and other costs	695.5	702.9	770.1	1,048.3
Subscriber service expenses	156.4	150.8	159.3	157.0
Subscriber acquisition costs:
Third party customer acquisitions	313.1	306.1	366.4	402.8
Direct customer acquisitions	67.7	69.5	111.9	146.0
Retention, upgrade and other marketing costs	93.8	88.7	143.3	170.5
Broadcast operations expenses	33.9	38.2	26.8	34.5
General and administrative expenses	117.3	119.2	119.6	130.2
Depreciation and amortization expense	124.4	124.1	122.6	125.9

Total Operating Costs and Expenses	1,602.1	1,599.5	1,820.0	2,215.2

Operating Profit	106.0	200.7	112.2	39.9
Interest expense, net	(29.2)	(57.3)	(54.6)	(50.9)
Other loss, net	(1.1)	(2.9)	—	—

Income (Loss) Before Income Taxes	75.7	140.5	57.6	(11.0)
Income tax (expense) benefit	(28.4)	(52.7)	(21.6)	4.2

Net Income (Loss)	$47.3	$87.8	$36.0	$(6.8)

2002 Quarters
Revenues	$1,465.8	$1,549.6	$1,616.4	$1,812.8
Operating Costs and Expenses, exclusive of depreciation and amortization expense shown below
Programming and other costs	604.4	623.0	651.0	795.4
Subscriber service expenses	147.3	150.4	147.0	166.7
Subscriber acquisition costs:
Third party customer acquisitions	361.7	320.8	332.4	328.7
Direct customer acquisitions	29.4	36.4	45.9	67.5
Retention, upgrade and other marketing costs	77.6	116.4	92.2	82.2
Broadcast operations expenses	30.9	29.3	32.9	34.9
General and administrative expenses	120.8	116.7	110.5	137.9
Depreciation and amortization expense	85.1	96.0	102.1	122.4

Total Operating Costs and Expenses	1,457.2	1,489.0	1,514.0	1,735.7

Operating Profit	8.6	60.6	102.4	77.1
Interest expense, net	(28.1)	(26.7)	(19.2)	(17.6)
Other income (loss), net	(0.2)	(0.1)	159.7	(97.4)

Income (Loss) Before Income Taxes	(19.7)	33.8	242.9	(37.9)
Income tax (expense) benefit	7.3	(12.6)	(91.4)	13.4

Net Income (Loss)	$(12.4)	$21.2	$151.5	$(24.5)

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Based upon the required evaluation of DIRECTV Holdings LLC’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), DIRECTV’s Chief Executive Officer and Chief Financial Officer concluded that DIRECTV’s disclosure controls and procedures were effective as of December 31, 2003.

There has been no change in DIRECTV’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during DIRECTV’s year ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, DIRECTV’s internal controls over financial reporting.

PART III

ITEM 10.	Directors and Executive Officers of the Registrants

Omitted.

ITEM 11.	Executive Compensation

Omitted.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Omitted

ITEM 13.	Certain Relationships and Related Transactions

Omitted.

ITEM 14.	Principal Accountant Fees and Services

The aggregate fees Deloitte and Touche LLP billed for professional services in 2003 and 2002 were:

Type of Fees	2003	2002
	(dollars in millions)
Audit Fees	$0.9	$0.5
Audit-Related Services	0.2	0.1
All Other Fees	—	66.6

Total	$1.1	$67.2

“Audit Fees” are fees billed to DIRECTV by Deloitte and Touche LLP for professional services for the audit of DIRECTV’s consolidated financial statements included in Form 10-K, review of DIRECTV’s consolidated financial statements included in Form 10-Qs and assurance and related services associated with DIRECTV’s 2003 financing transactions. “Audit Related Services” billed to DIRECTV by Deloitte and Touche LLP are principally for accounting consultations. “All Other Fees” billed to DIRECTV by Deloitte and Touche LLP are consulting costs associated with the implementation of DIRECTV’s customer relationship management system. Our Parent, The DIRECTV Group, engages our accountant on our behalf to render audit and non-audit services for us.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

		See Part II Page Number
(a) 1.	All Financial Statements	32
2.	Financial Statement Schedule II-Valuation and Qualifying Accounts for the Years Ended December 31, 2003, 2002 and 2001	66
3.	Exhibits (Including Those Incorporated By Reference)

Exhibit No.	Description of Exhibit

3.1	Certificate of Formation of DIRECTV Holdings LLC dated as of June 11, 2002. (Incorporated by reference to Exhibit 3.1 to the Form S-4 of DIRECTV Holdings LLC filed June 26, 2003 (the “Form S-4”)).

3.2	Certificate of Incorporation of DIRECTV Financing Co., Inc. dated as of February 5, 2003. (Incorporated by reference to Exhibit 3.2 to the Form S-4).

3.3	Articles of Incorporation of DIRECTV, Inc. dated as of July 13, 1992. (Incorporated by reference to Exhibit 3.3 to the Form S-4).

3.4	Amended and Restated Articles of Incorporation of USSB II, Inc. dated as of March 1, 1999. (Incorporated by reference to Exhibit 3.4 to the Form S-4).

3.5	Certificate of Incorporation of DIRECTV Customer Services, Inc. dated as of April 12, 1999. (Incorporated by reference to Exhibit 3.5 to the Form S-4).

3.6	Certificate of Incorporation of DIRECTV Merchandising, Inc. dated as of January 23, 1995. (Incorporated by reference to Exhibit 3.6 to the Form S-4).

3.7	Certificate of Formation of DIRECTV Enterprises, LLC dated as of July 16, 2002. (Incorporated by reference to Exhibit 3.7 to the Form S-4).

3.8	Limited Liability Company Articles of Organization of DIRECTV Operations, LLC dated as of July 19, 2002. (Incorporated by reference to Exhibit 3.8 to the Form S-4).

3.9	Limited Liability Company Agreement of DIRECTV Holdings LLC dated as of June 11, 2002. (Incorporated by reference to Exhibit 3.9 to the Form S-4).

3.10	Bylaws of DIRECTV Financing Co., Inc. (Incorporated by reference to Exhibit 3.10 to the Form S-4)

3.11	Bylaws of DIRECTV, Inc. (Incorporated by reference to Exhibit 3.11 to the Form S-4).

3.12	Bylaws of USSB II, Inc. (Incorporated by reference to Exhibit 3.12 to the Form S-4).

3.13	Bylaws of DIRECTV Customer Services, Inc. (Incorporated by reference to Exhibit 3.13 to the Form S-4).

3.14	Bylaws of DIRECTV Merchandising, Inc. (Incorporated by reference to Exhibit 3.14 to the Form S-4).

3.15	Limited Liability Company Agreement of DIRECTV Enterprises, LLC dated as of July 16, 2002. (Incorporated by reference to Exhibit 3.15 to the Form S-4).

3.16	Limited Liability Company Operating Agreement of DIRECTV Operations, LLC dated as of October 28, 2002. (Incorporated by reference to Exhibit 3.16 to the Form S-4).

Exhibit No.	Description of Exhibit

4.1	Indenture dated as of February 28, 2003 by and among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., as Issuers, DIRECTV, Inc., USSB II, Inc., DIRECTV Customer Services, Inc., DIRECTV Merchandising, Inc., DIRECTV Enterprises, LLC, DIRECTV Operations, LLC, as Guarantors, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 10-Q of Hughes Electronics Corporation (“HEC”) for the quarter ended March 31, 2003).

4.2	Form of 8 3/8% Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Form 10-Q of HEC for the quarter ended March 31, 2003).

10.1	Credit Agreement dated as of March 6, 2003 among DIRECTV Holdings LLC, various lenders, Deutsche Bank Trust Company Americas, as Administrative Agent, and Bank of America, N.A., as Syndication Agent (incorporated by reference to Exhibit 10.2 to the Form 10-Q of HEC for the quarter ended March 31, 2003).

10.2	Security Agreement dated as of March 6, 2003 among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., DIRECTV, Inc., USSB II, Inc., DIRECTV Customer Services, Inc., DIRECTV Merchandising, Inc., DIRECTV Enterprises, LLC and DIRECTV Operations, LLC, as Assignors, and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated by reference to Exhibit 10.3 to the Form 10-Q of HEC for the quarter ended March 31, 2003).

10.3	Pledge Agreement dated as of March 6, 2003 among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., DIRECTV, Inc., USSB II, Inc., DIRECTV Customer Services, Inc., DIRECTV Merchandising, Inc., DIRECTV Enterprises, LLC and DIRECTV Operations, LLC, as Pledgors, and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated by reference to Exhibit 10.4 to the Form 10-Q of HEC for the quarter ended March 31, 2003).

10.4	Subsidiaries Guaranty dated as of March 6, 2003 by and among DIRECTV Financing Co., Inc., DIRECTV, Inc., USSB II, Inc., DIRECTV Customer Services, Inc., DIRECTV Merchandising, Inc., DIRECTV Enterprises, LLC and DIRECTV Operations, LLC in favor of Deutsche Bank Trust Company Americas, as Administrative Agent (incorporated by reference to Exhibit 10.5 to the Form 10-Q of HEC for the quarter ended March 31, 2003).

10.5+	DBS Distribution Agreement dated April 10, 1992 by and between Hughes Communications Galaxy, Inc. and National Rural Telecommunications Cooperative (the “DBS Agreement”) (incorporated by reference to Exhibit 10.5 to the Form 10 of HEC filed August 13, 1999 (the “Form 10”)).

10.6	Addendum I to the DBS Agreement (incorporated by reference to Exhibit 10.6 to the Form 10).

10.7	Amendment No. 1 to the DBS Agreement dated May 11, 1992 (incorporated by reference to Exhibit 10.7 to the Form 10).

10.8	Amendment No. 2 to the DBS Agreement dated May 26, 1992 (incorporated by reference to Exhibit 10.8 to the Form 10).

10.9	Amendment No. 3 to the DBS Agreement, Letter of Agreement, dated May 29, 1992 (incorporated by reference to Exhibit 10.9 to the Form 10).

10.10	Amendment No. 4 to the DBS Agreement dated December 1, 1992 (incorporated by reference to Exhibit 10.10 to the Form 10).

10.11	Amendment No. 5 to the DBS Agreement dated December 11, 1992 (incorporated by reference to Exhibit 10.11 to the Form 10).

Exhibit No.	Description of Exhibit

10.12	Amendment No. 6 to the DBS Agreement dated December 23, 1992 (incorporated by reference to Exhibit 10.12 to the Form 10).

10.13	Amendment No. 7 to the DBS Agreement, Letter of Agreement, dated July 9, 1993 (incorporated by reference to Exhibit 10.13 to the Form 10).

10.14+	Amendment No. 8 to the DBS Agreement, Letter of Agreement, dated February 14, 1994 (incorporated by reference to Exhibit 10.14 to the Form 10).

10.15	Amendment No. 9 to the DBS Agreement, Letter of Agreement, dated June 22, 1994 (incorporated by reference to Exhibit 10.15 to the Form 10).

10.16	Intellectual Property License Agreement dated as of February 10, 2003, between HEC and DIRECTV Enterprises, LLC, as licensee (incorporated by reference to Exhibit 10.16 of the Form S-4).

10.17	Office Sublease for Corporate Headquarters between Raytheon Company, f/k/a Hughes Aircraft Company, and DIRECTV, Inc. dated March 20, 1996 (incorporated by reference to Exhibit 10.17 of the Form S-4).

10.18	First Amendment to the Credit Agreement, dated as of July 30, 2003, among DIRECTV Holdings LLC, various lenders, Deutsche Bank Trust Company Americas, as Administrative Agent, and Bank of America, N.A., as Syndication Agent (incorporated by reference to Exhibit 10.5 to the Form 10-Q of HEC for the quarter ended June 30, 2003).

10.19	Term Sheet by and among National Rural Telecommunications Cooperative, North Central Communications and Iowa Lakes Electric Cooperative, on behalf of the Class certified in the United States District Court for the Central District of California, Case No. CV 00-2117 and Hughes Communications Galaxy, Inc. and DIRECTV, Inc. dated as of August 5, 2003 (incorporated by reference to Exhibit 10.19 to Amendment No.1 to the Form S-4 of DIRECTV Holdings LLC filed on August 19, 2003 (the “Form S-4/A”)).

10.20	First Amendment to Term Sheet by and among National Rural Telecommunications Cooperative, North Central Communications and Iowa Lakes Electric Cooperative, on behalf of the Class certified in the United States District Court for the Central District of California, Case No. CV 00-21 17 and Hughes Communications Galaxy, Inc. and DIRECTV, Inc. dated as of August 10, 2003 (incorporated by reference to Exhibit 10.20 to the Form S-4/A)

10.21	Second Amendment to Term Sheet by and among National Rural Telecommunications Cooperative, North Central Communications and Iowa Lakes Electric Cooperative, on behalf of the Class certified in the United States District Court for the Central District of California, Case No. CV 00-2117 and Hughes Communications Galaxy, Inc. and DIRECTV, Inc. dated as of September 18, 2003 (incorporated by reference to Exhibit 10.4 to the Form 10-Q of DIRECTV Holdings LLC for the quarter ended September 30, 2003).

10.22	Complete Restatement of Amended Term Sheet by and among National Rural Telecommunications Cooperative, North Central Communications and Iowa Lakes Electric Cooperative, on behalf of the Class certified in the United States District Court for the Central District of California, Case No. CV 00-2117, and Hughes Communications Galaxy, Inc. and DIRECTV, Inc. effective as of August 5, 2003 (incorporated by reference to Exhibit 10.5 to the Form 10-Q of DIRECTV Holdings LLC for the quarter ended September 30, 2003).

Exhibit No.	Description of Exhibit

10.23*	Second Amendment to the Credit Agreement, dated as of March 9, 2004 among DIRECTV Holdings LLC, various lenders, Deutsche Bank Trust Company Americas, as Administrative Agent, and Bank of America, N.A., as Syndication Agent.

24*	Powers of Attorney (contained in signature pages).

31.1*	Certification of Chief Executive Officer of DIRECTV Holdings LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of DIRECTV Holdings LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Executive Officer of DIRECTV Financing Co., Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Chief Financial Officer of DIRECTV Financing Co., Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer of DIRECTV Holdings LLC pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of DIRECTV Holdings LLC pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of the Chief Executive Officer of DIRECTV Financing Co., Inc. pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4*	Certification of the Chief Financial Officer of DIRECTV Financing Co., Inc. pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
+	Confidential treatment previously requested.

(b)	Reports on Form 8-K

One report on Form 8-K dated October 14, 2003 was furnished to the Securities Exchange Commission during the quarter ended December 31, 2003 reporting matters under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, and Item 12, Results of Operations and Financial Condition. Pursuant to General Instruction B of Form 8-K, the reports submitted under Item 12 are not deemed to be “filed” for purpose of Section 18 of the Securities Exchange Act of 1934 and we are not subject to the liabilities of that section. We are not incorporating, and will not incorporate by reference, this report into any filing under the Securities Act of the Securities Exchange Act.

Two reports on Form 8-K dated, November 17, 2003 and November 21, 2003 reporting matters under Item 5, Other Events, and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, were filed during the quarter ended December 31, 2003.

DIRECTV HOLDINGS LLC

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of year	Additions charged to costs and expenses	Additions charged to other accounts		Deductions		Balance at end of year
For the Year Ended December 31, 2003
Allowances Deducted from Assets
Accounts receivable ( allowance for doubtful receivables)	$(54.3)	$(129.8)	$(68.0)	a	$201.0	b	$(51.1)
Inventories	(1.6)	(0.8)	—		2.2	c	(0.2)

Total Allowances Deducted from Assets	$(55.9)	$(130.6)	$(68.0)		$203.2		$(51.3)

For the Year Ended December 31, 2002
Allowances Deducted from Assets
Accounts receivable ( allowance for doubtful receivables)	$(53.2)	$(128.1)	$(70.7)	a	$197.7	b	$(54.3)
Inventories	(6.2)	(0.4)	—		5.0	c	(1.6)

Total Allowances Deducted from Assets	$(59.4)	$(128.5)	$(70.7)		$202.7		$(55.9)

For the Year Ended December 31, 2001
Allowances Deducted from Assets
Accounts receivable (allowance for doubtful receivables)	$(55.8)	$(138.6)	$(66.6)	a	$207.8	b	$(53.2)
Inventories	(2.3)	(6.6)	—		2.7	c	(6.2)

Total Allowances Deducted from Assets	$(58.1)	$(145.2)	$(66.6)		$210.5		$(59.4)

a.	Primarily reflects the recovery of accounts previously written-off.
b.	Primarily relates to accounts written-off.
c.	Primarily relates to reduction in reserves based on physical inventory adjustments.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DIRECTV HOLDINGS LLC (Registrant)
Date: March 17, 2004	By:	/s/ MICHAEL W. PALKOVIC
Michael W. Palkovic Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 17th day of March 2004 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ CHASE CAREY Chase Carey	Chairman of the Board of Directors

/s/ MITCHELL STERN Mitchell Stern	Director, President and Chief Executive Officer	}Principal Executive Officer

/s/ MICHAEL W. PALKOVIC Michael W. Palkovic	Executive Vice President and Chief Financial Officer	}Principal Financial Officer

/s/ KEITH A. CAUSEY Keith A. Causey	Vice President and Controller	}Principal Accounting Officer

/s/ BRUCE CHURCHILL Bruce Churchill	Director

/s/ EDDY W. HARTENSTEIN Eddy W. Hartenstein	Director

/s/ LARRY D. HUNTER Larry D. Hunter	Director

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DIRECTV FINANCING CO., INC (Registrant)
Date: March 17, 2004	By:	/s/ MICHAEL W. PALKOVIC
Michael W. Palkovic Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 17th day of March 2004 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ MITCHELL STERN Mitchell Stern	Director, President and Chief Executive Officer	}Principal Executive Officer

/s/ MICHAEL W. PALKOVIC Michael W. Palkovic	Executive Vice President and Chief Financial Officer	}Principal Financial Officer

/s/ KEITH A. CAUSEY Keith A. Causey	Vice President and Controller	}Principal Accounting Officer