Form 10-Q
period 2004-03-31
DIRECTV FINANCING CO INC; DIRECTV HOLDINGS LLC
filed 2004-05-06
CIK 1234307, 1234308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

The registrant has met the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Quarterly Report on Form 10-Q with the reduced disclosure format.

i

DIRECTV HOLDINGS LLC

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(dollars in millions)
Revenues	$2,080.8	$1,708.1
Operating Costs and Expenses, exclusive of depreciation and amortization expense shown separately below
Programming and other costs	844.0	695.5
Subscriber service expenses	146.0	156.4
Subscriber acquisition costs:
Third party customer acquisitions	436.5	313.1
Direct customer acquisitions	151.3	67.7
Retention, upgrade and other marketing costs	192.5	93.8
Broadcast operations expenses	30.0	33.9
General and administrative expenses	135.3	117.3
Depreciation and amortization expense	123.8	124.4

Total Operating Costs and Expenses	2,059.4	1,602.1

Operating Profit	21.4	106.0
Interest expense, net	(47.4)	(29.2)
Other expense	—	(1.1)

Income (Loss) Before Income Taxes and Cumulative Effect of Accounting Change	(26.0)	75.7
Income tax benefit (expense)	10.0	(28.4)

Income (Loss) Before Cumulative Effect of Accounting Change	(16.0)	47.3
Cumulative effect of accounting change, net of taxes	(311.5)	—

Net Income (Loss)	$(327.5)	$47.3

Reference should be made to the Notes to the Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2004	December 31, 2003
	(dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$207.1	$390.9
Accounts receivable, net of allowances of $51.6 and $51.1	673.7	679.7
Inventories, net	115.2	100.0
Prepaid expenses and other	252.0	555.6

Total Current Assets	1,248.0	1,726.2
Satellites, net of accumulated depreciation of $497.1 and $474.5	1,130.9	1,081.5
Property, net of accumulated depreciation of $1,194.7 and $1,118.6	691.0	732.3
Goodwill, net	2,891.1	2,891.1
Intangible Assets, net	531.2	549.7
Other Assets	128.1	109.5

Total Assets	$6,620.3	$7,090.3

LIABILITIES AND OWNER’S EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,366.1	$1,470.4
Unearned subscriber revenue and deferred credits	177.1	164.1
Current portion of long-term debt	211.0	213.1

Total Current Liabilities	1,754.2	1,847.6
Long-Term Debt	2,401.8	2,411.9
Other Liabilities and Deferred Credits	382.2	417.1
Deferred Income Taxes	268.0	274.2
Commitments and Contingencies
Owner’s Equity
Capital stock and additional paid-in capital	2,801.0	2,798.9
Accumulated deficit	(986.9)	(659.4)

Total Owner’s Equity	1,814.1	2,139.5

Total Liabilities and Owner’s Equity	$6,620.3	$7,090.3

Reference should be made to the Notes to the Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(dollars in millions)
Cash Flows from Operating Activities
Income (Loss) Before Cumulative Effect of Accounting Change	$(16.0)	$47.3
Adjustments to reconcile income (loss) before cumulative effect of accounting change to net cash provided by (used in) operating activities
Depreciation and amortization	123.8	124.4
Loss on sale or disposal of property	10.3	5.6
Cost of employee benefit programs	2.1	4.0
Amortization of debt issuance costs	2.2	0.6
Deferred income taxes and other	(10.2)	29.2
Change in other operating assets and liabilities
Accounts receivable, net	6.0	40.5
Inventories	(15.2)	(15.6)
Prepaid expenses and other	(2.5)	49.3
Other assets	(20.5)	(4.9)
Accounts payable and accrued liabilities	(104.3)	54.0
Unearned subscriber revenue and deferred credits	13.0	6.1
Other liabilities and deferred credits	(34.9)	(32.8)

Net Cash Provided by (Used in) Operating Activities	(46.2)	307.7

Cash Flows from Investing Activities
Expenditures for property and equipment	(51.5)	(27.1)
Expenditures for satellites	(72.0)	(30.5)

Net Cash Used in Investing Activities	(123.5)	(57.6)

Cash Flows from Financing Activities
Repayment of debt	(12.2)	—
Net cash contribution from Parent	—	4.9
Cash proceeds from financing transactions	—	2,625.0
Cash distribution to Parent	—	(2,558.5)
Debt issuance costs	(1.9)	(61.8)

Net Cash Provided by (Used in) Financing Activities	(14.1)	9.6

Net increase (decrease) in cash and cash equivalents	(183.8)	259.7
Cash and cash equivalents at beginning of the period	390.9	14.1

Cash and cash equivalents at end of the period	$207.1	$273.8

Supplemental Cash Flow Information
Interest paid	$84.3	$16.0
Income taxes paid (refunded)	0.3	(0.1)

Reference should be made to the Notes to the Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Basis of Presentation

DIRECTV Holdings LLC (“DIRECTV Holdings” or “DIRECTV”) is a wholly-owned subsidiary of The DIRECTV Group, Inc. (“The DIRECTV Group” or “Parent”) and consists of DIRECTV Enterprises, LLC and its subsidiaries, which include DIRECTV Operations, LLC, DIRECTV Merchandising, Inc., DIRECTV Customer Services, Inc., USSB II, Inc., RSG Resource Supply GmbH, DIRECTV, Inc. and Triumph Communications, Inc.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal recurring items) which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in DIRECTV’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission (“SEC”) on March 17, 2004 and all other DIRECTV filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

The DIRECTV® service was introduced in the United States in 1994. At March 31, 2004, DIRECTV owned a fleet of seven in-orbit high-power satellites. DIRECTV transmits entertainment and information programs from its digital broadcast centers located in Castle Rock, Colorado and Los Angeles, California to its in-orbit satellites. The programming is then received by customers using DIRECTV® receiving equipment, which includes a small satellite dish, a digital set-top receiver and a remote control. DIRECTV receiving equipment is manufactured by Hughes Network Systems, Inc., a subsidiary of The DIRECTV Group, Thomson Inc. (RCA) and other name brand consumer electronics companies. The DIRECTV receiving equipment is distributed to consumers through national retail and consumer electronics stores, satellite television dealers, regional telephone companies, DIRECTV’s direct customer acquisition program and rural dealer networks. DIRECTV has a single operating segment with all revenues to date generated from U.S. based subscribers and customers.

Through February 28, 2003, DIRECTV participated in the centralized cash management system of The DIRECTV Group, wherein cash receipts were transferred to and cash disbursements were funded by The DIRECTV Group on a daily basis. The net cash activity associated with The DIRECTV Group was recorded as a net capital contribution from Parent in the amount of $4.9 million for the quarter ended March 31, 2003.

During the first quarter of 2003, DIRECTV raised approximately $2,625.0 million of cash through a series of financing transactions that included the issuance of $1,400.0 million of senior notes and $1,225.0 million of borrowings under the Term Loan portion of the senior secured credit facilities. The cash proceeds from the financing transactions, which amounted to $2,558.5 million, net of debt issuance costs, were distributed to The DIRECTV Group in the first quarter of 2003 and recorded as a capital distribution to Parent. DIRECTV’s future cash requirements will be funded from cash on-hand, cash generated from operations and/or additional borrowings, as needed. Debt is described more fully in Note 5.

Note 2: Accounting Changes

Subscriber Acquisition, Retention and Upgrade Costs

Effective January 1, 2004, DIRECTV changed its method of accounting for subscriber acquisition, retention and upgrade costs. Previously, a portion of these costs were deferred, equal to the amount of profit to be earned from the subscriber, typically over the 12 month subscriber contract, and amortized to expense over the contract

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

period. DIRECTV now expenses all subscriber acquisition, retention and upgrade costs as incurred. DIRECTV determined that expensing such costs was preferable to the prior accounting method after considering the accounting practices of competitors and companies within similar industries and the added clarity and ease of understanding of DIRECTV’s reported results for investors. As a result of the change, the total of the deferred costs, which amounted to $503.9 million ($311.5 million, net of taxes) as of December 31, 2003, was expensed as a cumulative effect of accounting change on January 1, 2004. The change in method of accounting (exclusive of the cumulative effect of accounting change) had the effect of increasing operating costs by $59.8 million and decreasing net income by $36.8 million for the three months ended March 31, 2004. Had the new method of accounting been applied during the comparable period in 2003, operating costs would have increased $12.5 million and net income would have decreased $7.8 million for the three months ended March 31, 2003.

The following table presents DIRECTV’s results of operations for the three months ended March 31 on a pro forma basis as if DIRECTV had historically expensed subscriber acquisition, retention and upgrade costs:

	2004	2003
	(dollars in millions)
Total Operating Costs and Expenses	$2,059.4	$1,614.6
Operating Profit	21.4	93.5
Net Income (Loss)	(16.0)	39.5

Revenue Recognition

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 requires the allocation of revenues into separate units of accounting for transactions that involve more than one deliverable and contain more than one unit of accounting. DIRECTV elected to apply the accounting required by EITF Issue No. 00-21 prospectively to transactions entered into after June 30, 2003. The adoption of this standard did not have a significant impact on DIRECTV’s consolidated results of operations or financial position.

Variable Interest Entities

On February 1, 2003, DIRECTV adopted Financial Accounting Standards Board Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires the consolidation of a variable interest entity (“VIE”) where an equity investor achieves a controlling financial interest through arrangements other than voting interests, and it is determined that the investor will absorb a majority of the expected losses and/or receive the majority of residual returns of the VIE. An entity is deemed a VIE if, by intention, the equity investment at risk by the investor is insufficient to permit the VIE to finance its activities without additional subordinated financial support, and under certain other circumstances. The determination as to whether an investment is an investment in a VIE is based on the circumstances on the date of investment or when certain events occur that would indicate a potential change in a previous determination. The adoption of FIN 46 did not have a material impact on DIRECTV’s consolidated results of operations or financial position.

Stock-Based Compensation

At times, The DIRECTV Group issues stock options and restricted stock units to employees, including DIRECTV employees. On January 1, 2003, DIRECTV adopted the fair value based method of accounting for stock-based employee compensation of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Compensation-Transition and Disclosure-an Amendment of SFAS No. 123.” Under this method, compensation expense equal to the fair value of the stock-based award at grant is recognized over the course of the vesting period. DIRECTV elected to follow the prospective method of adoption, which resulted in the recognition of fair value based compensation cost in the consolidated statements of operations for stock options and other stock-based awards granted to employees or modified on or after January 1, 2003.

The following table presents the effect on earnings of recognizing compensation cost as if the fair value based method had been applied to all outstanding and unvested stock options and other stock-based awards for the periods presented:

	Three Months Ended March 31,
	2004	2003
	(dollars in millions)
Net income (loss), as reported	$(327.5)	$47.3
Add: Stock compensation cost, net of taxes, included above	1.6	0.4
Deduct: Total stock compensation cost, net of taxes, under the fair value based method	(1.6)	(8.4)

Pro forma net income (loss)	$(327.5)	$39.3

The pro forma amounts for compensation cost are not indicative of the amounts that will be reported in future periods.

Note 3: Inventories

Major Classes of Inventories

	March 31, 2004	December 31, 2003
	(dollars in millions)
Raw materials	$13.2	$29.6
Work in process	3.4	6.7
Finished goods	99.0	63.9

Total	115.6	100.2
Reserve for excess and obsolete inventory	(0.4)	(0.2)

Inventories, net	$115.2	$100.0

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 4: Goodwill and Intangible Assets

The following table sets forth the amounts recorded for goodwill and intangible assets as of the periods presented:

	Estimated Useful Lives (years)	March 31, 2004			December 31, 2003
		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
		(dollars in millions)
Goodwill	—	$3,095.4	$204.3	$2,891.1	$3,095.4	$204.3	$2,891.1
Intangible Assets:
Orbital Slots	Indefinite	$463.0	$30.6	$432.4	$463.0	$30.6	$432.4
Subscriber Base	2	220.0	214.3	5.7	220.0	198.1	21.9
Dealer Network	12	130.0	36.9	93.1	130.0	34.6	95.4

Total Intangible Assets		$813.0	$281.8	$531.2	$813.0	$263.3	$549.7

The following represents the amounts recorded as amortization expense for intangible assets for the periods presented:

	Three Months Ended March 31,
	2004	2003
	(dollars in millions)
Subscriber Base	$16.2	$16.2
Dealer Network	2.3	2.3

Total Amortization Expense for Intangible Assets	$18.5	$18.5

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” no amortization expense is recorded for goodwill and intangible assets with indefinite lives. Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $12.6 million for the remainder of 2004, $9.2 million in 2005, $9.2 million in 2006, $9.2 million in 2007, $9.2 million in 2008 and $49.4 million thereafter.

Note 5: Debt

	Interest Rates at March 31, 2004	March 31, 2004	December 31, 2003
		(dollars in millions)
Notes payable	8.375%	$1,400.0	$1,400.0
Credit facilities	3.397%	1,212.8	1,225.0

Total debt		2,612.8	2,625.0
Less: current portion of long-term debt	3.397%	211.0	213.1

Total long-term debt		$2,401.8	$2,411.9

Notes Payable. DIRECTV Holdings and DIRECTV Financing Co., Inc.’s (“DIRECTV Financing” and together with DIRECTV Holdings, the “Co-Issuers”) $1,400.0 million in registered senior notes are due in 2013 and bear interest at 8.375%. Principal on the senior notes is payable upon maturity, while interest is payable semi-annually. The senior notes have been fully and unconditionally guaranteed, jointly and severally, by each of

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

DIRECTV Holdings’ domestic subsidiaries (other than DIRECTV Financing) (the “Guarantor Subsidiaries”) on a senior unsecured basis. The amount of interest accrued related to the senior notes was $4.9 million at March 31, 2004 and $34.2 million at December 31, 2003.

The fair value of DIRECTV’s senior notes was approximately $1,596.0 million at March 31, 2004 based on quoted market prices.

Credit Facilities. DIRECTV’s senior secured credit facilities consist of a $1,225.0 million Term Loan, of which $1,212.8 million was outstanding as of March 31, 2004, and a $250.0 million revolving credit facility, which was undrawn as of March 31, 2004. DIRECTV is required to pay a commitment fee of 0.50% per year on the unused commitment under the revolving credit facility. Borrowings under the Term Loan bore interest at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 2.75%, until it was replaced in March 2004 with a new Term Loan with substantially identical terms except that the interest rate was reduced to LIBOR plus 2.25%, which may be increased or decreased under certain conditions. The Term Loan matures in 2010 and the revolving credit facility matures in 2008. The amount of interest accrued related to the senior secured credit facilities was $4.4 million at March 31, 2004 and $7.0 million at December 31, 2003.

Principal payments under the Term Loan are due primarily in 2008 to 2010. However, at each year end DIRECTV may be required to make a computation of excess cash flows for the year, as defined by the senior secured credit facilities agreement, which could result in DIRECTV making a prepayment under the Term Loan. As a result, based upon the calculated excess cash flows at December 31, 2003, DIRECTV was required to make a prepayment of $201.0 million under the Term Loan on April 15, 2004.

The revolving portion of the senior secured credit facilities is available to fund DIRECTV’s working capital and other requirements. The senior secured credit facilities are secured by substantially all of DIRECTV’s assets and is fully and unconditionally guaranteed, jointly and severally, by all of DIRECTV’s domestic subsidiaries.

Covenants and Restrictions. The senior secured credit facilities require DIRECTV to maintain certain financial covenants. The senior notes and the senior secured credit facilities also include covenants that restrict the Co-Issuers and the Guarantor Subsidiaries’ ability to, among other things, (i) incur additional indebtedness, (ii) place liens upon assets, (iii) make distributions, (iv) pay dividends or make certain other restricted payments and investments, (v) consummate asset sales, (vi) enter into certain transactions with affiliates, (vii) conduct businesses other than DIRECTV’s current or related businesses, (viii) merge or consolidate with any other person, (ix) sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of DIRECTV’s assets, (x) make voluntary prepayments of certain debt (including any repayment of the senior notes) and (xi) make capital expenditures. Should DIRECTV fail to comply with its covenants, all or a portion of the borrowings under the senior notes and senior secured credit facilities could become immediately payable. At March 31, 2004, DIRECTV was in compliance with all such covenants.

Note 6: Related-Party Transactions

The DIRECTV Group and affiliates. DIRECTV enters into related-party transactions with The DIRECTV Group and certain of its affiliates as part of normal operations. These transactions include the purchase of DIRECTV receiving equipment and the purchase of telemetry, tracking and control and other satellite services. DIRECTV also provides DIRECTV system access cards and certain accounting and administrative services to The DIRECTV Group and certain of its affiliates. In addition, DIRECTV receives an allocation of employee benefit expenses from The DIRECTV Group.

News Corporation and affiliates. Beginning December 23, 2003, with the completion of The News Corporation Limited (“News Corporation”) transactions, News Corporation and its affiliated companies are

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

considered related parties. DIRECTV purchases products and services from various affiliates of News Corporation. The products and services purchased include system access cards, rights to distribute live television programming, subscription services, broadcast engineering services and television advertising.

DIRECTV and NDS Limited (“NDS”) entered into a six year agreement effective March 1, 2004 for the provision of conditional access products and services, including system access cards, a key component of the access security system in set-top boxes. NDS will be the exclusive provider of system access cards and conditional access services for DIRECTV and will be responsible for developing new system access cards for introduction periodically during the term of the agreement. The contract can be extended for two additional one year periods at the sole discretion of DIRECTV.

The following table summarizes related-party transactions:

	Three Months Ended March 31,
	2004	2003
	(dollars in millions)
Revenues:
The DIRECTV Group and affiliates	$11.9	$7.6
News Corporation and affiliates	1.6	—

Total	$13.5	$7.6

Operating Costs and Expenses:
The DIRECTV Group and affiliates	$8.1	$6.6
News Corporation and affiliates	67.0	—

Total	$75.1	$6.6

The following table sets forth the amount of accounts receivable from and accounts payable to related parties:

	March 31, 2004	December 31, 2003
	(dollars in millions)
Accounts receivable from related parties	$3.0	$3.4
Accounts payable to related parties	102.6	89.4

Note 7: Commitments and Contingencies

Litigation

Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against DIRECTV arising in the ordinary course of business. DIRECTV has established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require DIRECTV to pay damages or make other expenditures in amounts that could not be estimated at March 31, 2004. After discussion with counsel representing DIRECTV in those actions, it is the opinion of management that such litigation is not expected to have a material adverse effect on DIRECTV’s consolidated results of operations or financial position.

DIRECTV filed suit on June 22, 2001 against Pegasus Satellite Television, Inc. and Golden Sky Systems, Inc., which are referred to collectively in this paragraph as the Defendants. The lawsuit sought to recover

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

approximately $52 million, which was substantially reserved for as of March 31, 2004, excluding interest, that Defendants owe DIRECTV under the parties’ Seamless Marketing Agreement, which provided for reimbursement to DIRECTV of certain costs that resulted from new subscriber activations in Defendants’ territory. On April 14, 2004, the jury returned a verdict awarding DIRECTV $51.5 million in damages against the Defendants as a result of the Defendants’ breach of the agreement. The court will separately consider DIRECTV’s request for prejudgment interest in the amount of $12.6 million.

Other

DIRECTV uses in-orbit and launch insurance to mitigate the potential financial impact of satellite fleet in-orbit and launch failures unless the premium costs are considered uneconomic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. The insurance generally does not compensate for business interruption or loss of future revenues or customers. DIRECTV generally relies on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on DIRECTV’s ability to provide service. At March 31, 2004, the net book value of satellites that were not insured amounted to $428.9 million.

As part of an arrangement with Telesat Canada (“Telesat”), a Canadian telecommunications and broadcast services company, DIRECTV agreed to provide Telesat the use of the DIRECTV 3 satellite, which is currently used as an in-orbit spare, through the end of its useful life and in return Telesat agreed to allow DIRECTV the use of its 72.5 degrees west longitude (“WL”) Canadian orbital location. This arrangement is contingent upon Federal Communications Commission (“FCC”) approval. Assuming FCC approval for DIRECTV’s use of 72.5 WL, DIRECTV 7S, which was launched on May 4, 2004, will replace DIRECTV 5 at 119 WL, and DIRECTV 5, or a similar satellite, will be relocated to 72.5 WL and used to provide additional local channels and other programming in the United States through 2008. If the FCC grants approval, DIRECTV 3 will be used by Telesat in a Canadian orbital location. If DIRECTV is successful in obtaining FCC approval to use 72.5 WL, the net book value of DIRECTV 3, which was $85.7 million at March 31, 2004, will be reclassified as an intangible asset and amortized over the life of DIRECTV’s right to use 72.5 WL. However, if DIRECTV is unsuccessful in obtaining FCC approval to use 72.5 WL, DIRECTV will be required to immediately expense the net book value of DIRECTV 3.

Commitments

At March 31, 2004, minimum future commitments under noncancelable operating leases having lease terms in excess of one year were primarily for real property and aggregated $108.6 million, payable as follows: $17.5 million for the remainder of 2004, $23.4 million in 2005, $19.7 million in 2006, $17.2 million in 2007, $13.1 million in 2008 and $17.7 million thereafter. Certain of these leases contain escalation clauses and renewal or purchase options, which are not considered in the amounts disclosed. Rental expense under operating leases was $8.7 million for the three months ended March 31, 2004 and $7.7 million for the three months ended March 31, 2003.

As of March 31, 2004, minimum payments under DIRECTV’s current contractual commitments, which include agreements for broadcast programming, the purchase of services that DIRECTV has outsourced to third parties, such as call center operations, billing services and telemetry, tracking and control services, manufacturer subsidies, and the cost of planned satellite construction and launch contracts are anticipated to be approximately $455.3 million for the remainder of 2004, $494.0 million in 2005, $652.4 million in 2006, $795.1 million in 2007, $528.6 million in 2008 and $5.6 million thereafter.

Including the senior notes and senior secured credit facilities described in Note 5, DIRECTV’s notes payable and credit facilities mature as follows: $201.0 million in the remainder of 2004, $10.2 million in 2005,

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

$10.2 million in 2006, $10.2 million in 2007, $252.9 million in 2008 and $2,128.3 million thereafter; however, these amounts do not reflect potential prepayments that may be required under the senior secured credit facilities.

Note 8: Condensed Consolidating Financial Statements

The following presents the condensed consolidating statements of operations and the condensed consolidating statements of cash flows for the three months ended March 31, 2004 and 2003 and the condensed consolidating balance sheets as of March 31, 2004 and December 31, 2003 of the Co-Issuers, Guarantor Subsidiaries, and the eliminations necessary to present DIRECTV Holdings’ financial statements on a consolidated basis. RSG Resource Supply GmbH, a foreign subsidiary, which is not a guarantor of the senior notes or the senior secured credit facilities and has no material operations, assets or liabilities, has been included in the “Guarantor Subsidiaries” column in the presentation below. These condensed consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of DIRECTV Holdings.

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2004

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(dollars in millions)
Revenues	$212.9	$2,081.0	$(213.1)	$2,080.8
Operating Costs and Expenses, exclusive of depreciation and amortization expense shown separately below
Programming and other costs	149.7	907.2	(212.9)	844.0
Subscriber service expenses	—	146.0	—	146.0
Subscriber acquisition costs:
Third party customer acquisitions	—	436.5	—	436.5
Direct customer acquisitions	—	151.3	—	151.3
Retention, upgrade and other marketing costs	—	192.5	—	192.5
Broadcast operations expenses	—	30.0	—	30.0
General and administrative expenses	0.3	135.2	(0.2)	135.3
Depreciation and amortization expense	—	123.8	—	123.8

Total Operating Costs and Expenses	150.0	2,122.5	(213.1)	2,059.4

Operating Profit (Loss)	62.9	(41.5)	—	21.4
Equity in pre-tax loss of consolidated subsidiaries	(545.4)	—	545.4	—
Interest expense, net	(47.4)	—	—	(47.4)

Loss Before Income Taxes and Cumulative Effect of Accounting Change	(529.9)	(41.5)	545.4	(26.0)
Income tax benefit	202.4	16.0	(208.4)	10.0

Loss Before Cumulative Effect of Accounting Change	(327.5)	(25.5)	337.0	(16.0)
Cumulative effect of accounting change, net of taxes	—	(311.5)	—	(311.5)

Net Loss	$(327.5)	$(337.0)	$337.0	$(327.5)

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2003

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(dollars in millions)
Revenues	$211.3	$1,708.3	$(211.5)	$1,708.1
Operating Costs and Expenses, exclusive of depreciation and amortization expense shown separately below
Programming and other costs	132.6	774.2	(211.3)	695.5
Subscriber service expenses	—	156.4	—	156.4
Subscriber acquisition costs:
Third party customer acquisitions	—	313.1	—	313.1
Direct customer acquisitions	—	67.7	—	67.7
Retention, upgrade and other marketing costs	—	93.8	—	93.8
Broadcast operations expenses	—	33.9	—	33.9
General and administrative expenses	0.2	117.3	(0.2)	117.3
Depreciation and amortization expense	—	124.4	—	124.4

Total Operating Costs and Expenses	132.8	1,680.8	(211.5)	1,602.1

Operating Profit	78.5	27.5	—	106.0
Equity in pre-tax income of consolidated subsidiaries	25.8	—	(25.8)	—
Interest expense, net	(28.6)	(0.6)	—	(29.2)
Other expense	—	(1.1)	—	(1.1)

Income Before Income Taxes	75.7	25.8	(25.8)	75.7
Income tax expense	(28.4)	(9.7)	9.7	(28.4)

Net Income	$47.3	$16.1	$(16.1)	$47.3

Condensed Consolidating Balance Sheet

As of March 31, 2004

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(dollars in millions)
ASSETS
Total Current Assets	$267.9	$980.1	$—	$1,248.0
Satellites, net	—	1,130.9	—	1,130.9
Property, net	—	691.0	—	691.0
Goodwill, net	1,827.6	1,063.5	—	2,891.1
Intangible Assets, net	—	531.2	—	531.2
Other Assets	2,670.0	66.5	(2,608.4)	128.1

Total Assets	$4,765.5	$4,463.2	$(2,608.4)	$6,620.3

LIABILITIES AND OWNER’S EQUITY
Total Current Liabilities	$405.0	$1,349.2	$—	$1,754.2
Long-Term Debt	2,401.8	—	—	2,401.8
Other Liabilities and Deferred Credits	144.6	619.1	(113.5)	650.2
Owner’s Equity
Capital stock and additional paid-in capital	2,801.0	4,019.8	(4,019.8)	2,801.0
Accumulated deficit	(986.9)	(1,524.9)	1,524.9	(986.9)

Total Owner’s Equity	1,814.1	2,494.9	(2,494.9)	1,814.1

Total Liabilities and Owner’s Equity	$4,765.5	$4,463.2	$(2,608.4)	$6,620.3

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheet

As of December 31, 2003

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(dollars in millions)
ASSETS
Total Current Assets	$456.7	$1,269.5	$—	$1,726.2
Satellites, net	—	1,081.5	—	1,081.5
Property, net	—	732.3	—	732.3
Goodwill, net	1,827.6	1,063.5	—	2,891.1
Intangible Assets, net	—	549.7	—	549.7
Other Assets	2,880.9	47.5	(2,818.9)	109.5

Total Assets	$5,165.2	$4,744.0	$(2,818.9)	$7,090.3

LIABILITIES AND OWNER’S EQUITY
Total Current Liabilities	$451.0	$1,396.6	$—	$1,847.6
Long-Term Debt	2,411.9	—	—	2,411.9
Other Liabilities and Deferred Credits	162.8	642.0	(113.5)	691.3
Owner’s Equity
Capital stock and additional paid-in capital	2,798.9	3,893.3	(3,893.3)	2,798.9
Accumulated deficit	(659.4)	(1,187.9)	1,187.9	(659.4)

Total Owner’s Equity	2,139.5	2,705.4	(2,705.4)	2,139.5

Total Liabilities and Owner’s Equity	$5,165.2	$4,744.0	$(2,818.9)	$7,090.3

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2004

	Co-Issuers	Guarantor Subsidiaries	DIRECTV Holdings Consolidated
	(dollars in millions)
Cash Flows from Operating Activities
Net Cash Provided by (Used in) Operating Activities	$(169.7)	$123.5	$(46.2)

Cash Flows from Investing Activities
Expenditures for property and equipment	—	(51.5)	(51.5)
Expenditures for satellites	—	(72.0)	(72.0)

Net Cash Used in Investing Activities	—	(123.5)	(123.5)

Cash Flows from Financing Activities
Repayment of debt	(12.2)	—	(12.2)
Debt issuance costs	(1.9)	—	(1.9)

Net Cash Used in Financing Activities	(14.1)	—	(14.1)

Net decrease in cash and cash equivalents	(183.8)	—	(183.8)
Cash and cash equivalents at beginning of the period	390.9	—	390.9

Cash and cash equivalents at end of the period	$207.1	$—	$207.1

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Concluded)

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2003

	Co-Issuers	Guarantor Subsidiaries	DIRECTV Holdings Consolidated
	(dollars in millions)
Cash Flows from Operating Activities
Net Cash Provided by Operating Activities	$3.0	$304.7	$307.7

Cash Flows from Investing Activities
Expenditures for property and equipment	—	(27.1)	(27.1)
Expenditures for satellites	—	(30.5)	(30.5)

Net Cash Used in Investing Activities	—	(57.6)	(57.6)

Cash Flows from Financing Activities
Net cash contribution from (distribution to) Parent	252.0	(247.1)	4.9
Cash proceeds from financing transactions	2,625.0	—	2,625.0
Cash distribution to Parent	(2,558.5)	—	(2,558.5)
Debt issuance costs	(61.8)	—	(61.8)

Net Cash Provided by (Used in) Financing Activities	256.7	(247.1)	9.6

Net increase in cash and cash equivalents	259.7	—	259.7
Cash and cash equivalents at beginning of the period	14.1	—	14.1

Cash and cash equivalents at end of the period	$273.8	$—	$273.8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations for the periods described below. This discussion should be read in conjunction with our management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission, or SEC, on March 17, 2004 and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, “forward-looking statements” within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as we “believe,” “estimate,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “project” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from historical results or from those expressed or implied by the relevant forward-looking statement. Risk factors which could cause actual performance and future actions to differ materially from forward-looking statements made herein include, among others, the following:

•	we may be unable to obtain needed retransmission consents, Federal Communications Commission, or FCC, authorizations or other governmental licenses;

•	our satellite launches may be delayed or fail and our in-orbit satellites may malfunction or fail prematurely;

•	we are subject to numerous contractual constraints on our ability to raise additional debt;

•	the possibility of terrorist attacks, war or other military action against foreign countries, and changes in international political conditions as a result of these events, may continue to adversely affect the United States and the global economy;

•	weaknesses in the U.S. economy may harm our business;

•	service interruptions arising from technical anomalies on some satellites, or caused by war, terrorist activities or natural disasters, may cause customer cancellations or otherwise harm our business;

•	we face intense and increasing competition from providers in the multi-channel video programming distribution, or MVPD, industry; new competitors may enter the MVPD business and new technologies may increase competition in the industry;

•	our satellite programming signals have been subject to theft and could be subject to theft in the future, which could cause us to lose subscribers and revenue or result in higher costs to us;

•	programming costs may increase beyond our current expectations;

•	future acquisitions, strategic partnerships and divestitures may involve additional uncertainties;

•	we are party to various lawsuits that, if adversely decided, could have a significant adverse impact on our business; and

•	we may face other risks described from time to time in periodic reports filed by us with the SEC.

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

Programming and Other Costs. These costs primarily include license fees for subscription service programming, pay-per-view movies, live sports and other events. Other costs include expenses associated with the publication and distribution of DIRECTV-The Guide, access cards provided to set-top receiver manufacturers, continuing service fees paid to third parties for active DIRECTV subscribers, warranty service premiums paid to a third party and production costs for on-air advertisements sold to third parties.

Subscriber Service Expenses. Subscriber service expenses include the costs of customer call centers, billing, remittance processing and certain home services expenses, such as in-home repair costs.

Subscriber Acquisition Costs—Third Party Customer Acquisitions. These costs represent direct costs we incur to acquire new DIRECTV subscribers through third parties, which include authorized DIRECTV retailers and dealers. These costs consist of third party commissions, print and television advertising and manufacturer subsidies we incur for DIRECTV receiving equipment, if any.

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

Operating Profit Before Depreciation and Amortization. We calculate Operating Profit Before Depreciation and Amortization, which is a financial measure that is not determined in accordance with accounting principles generally accepted in the United States of America, or GAAP, by adding amounts under the caption “Depreciation and amortization expense” to “Operating Profit,” as presented in the consolidated statements of operations. This measure should be used in conjunction with GAAP financial measures and is not presented as an alternative measure of operating results, as determined in accordance with GAAP. Our management and The DIRECTV Group, Inc., or The DIRECTV Group, use Operating Profit Before Depreciation and Amortization to evaluate our operating performance and to allocate resources and capital. We also use this metric as a measure of performance for incentive compensation purposes and to measure income generated from operations that could be used to fund capital expenditures, service debt or pay taxes. Depreciation and amortization expense primarily represents an allocation to current expense of the cost of historical capital expenditures and for intangible assets resulting from prior business acquisitions. To compensate for the exclusion of depreciation and amortization from operating profit, our management and The DIRECTV Group separately measure and budget for capital expenditures and business acquisitions.

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

Business Overview

DIRECTV Holdings LLC, or DIRECTV Holdings or DIRECTV, is a wholly-owned subsidiary of The DIRECTV Group and consists of DIRECTV Enterprises, LLC and its subsidiaries, which include DIRECTV Operations, LLC, DIRECTV Merchandising, Inc., DIRECTV Customer Services, Inc., USSB II, Inc., RSG Resource Supply GmbH, DIRECTV, Inc. and Triumph Communications, Inc.

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

Update to Executive Overview and Outlook

Cash Flows. We expect cash flows, which we define as net cash provided by operating activities less cash used in investing activities, in 2004 to be less than in 2003 due to higher capital expenditures for satellites and broadcast equipment to support the launch of new local and HDTV channels, and higher working capital requirements mostly related to the timing of payments for our NFL SUNDAY TICKET™ contract. If we continue to experience significantly greater subscriber growth compared to 2003, we could experience downward pressure on our short-term cash flows.

Results of Operations

The following table sets forth, for the periods indicated, our unaudited consolidated statements of operations and certain other operating data:

	Three Months Ended March 31,
	2004	2003	Change
	(dollars in millions, except per subscriber data)
Revenues	$2,080.8	$1,708.1	$372.7	21.8%
Operating Costs and Expenses, exclusive of depreciation and amortization expense shown separately below
Programming and other costs	844.0	695.5	148.5	21.4%
Subscriber service expenses	146.0	156.4	(10.4)	(6.6)%
Subscriber acquisition costs:
Third party customer acquisitions	436.5	313.1	123.4	39.4%
Direct customer acquisitions	151.3	67.7	83.6	123.5%
Retention, upgrade and other marketing costs	192.5	93.8	98.7	105.2%
Broadcast operations expenses	30.0	33.9	(3.9)	(11.5)%
General and administrative expenses	135.3	117.3	18.0	15.3%
Depreciation and amortization expense	123.8	124.4	(0.6)	(0.5)%

Total Operating Costs and Expenses	2,059.4	1,602.1	457.3	28.5%

Operating Profit	21.4	106.0	(84.6)	(79.8)%
Interest expense, net	(47.4)	(29.2)	(18.2)	62.3%
Other expense	—	(1.1)	1.1	100.0%

Income (Loss) Before Income Taxes and Cumulative Effect of Accounting Change	(26.0)	75.7	(101.7)	(134.3)%
Income tax benefit (expense)	10.0	(28.4)	38.4	(135.2)%

Income (Loss) Before Cumulative Effect of Accounting Change	(16.0)	47.3	(63.3)	(133.8)%
Cumulative effect of accounting change, net of taxes	(311.5)	—	(311.5)	(100.0)%

Net Income (Loss)	$(327.5)	$47.3	$(374.8)	(792.4)%

Other Data:
Operating profit	$21.4	$106.0	$(84.6)	(79.8)%
Depreciation and amortization expense	123.8	124.4	(0.6)	(0.5)%

Operating Profit Before Depreciation and Amortization	$145.2	$230.4	$(85.2)	(37.0)%

Average monthly revenue per subscriber (ARPU)	$63.60	$59.10	$4.50	7.6%
Average monthly subscriber churn %	1.4%	1.5%	—	(6.7)%
Average subscriber acquisition costs—per subscriber (SAC)	$645	$545	$100	18.3%
Total number of subscribers—platform (000’s)	12,631	11,421	1,210	10.6%
Total owned and operated subscribers (000’s)	11,140	9,768	1,372	14.0%

Discussion of Significant Events Affecting Period to Period Comparability

In the first quarter of 2004, we changed our method of accounting for subscriber acquisition, retention and upgrade costs. Prior to January 1, 2004, we deferred a portion of these costs, equal to the amount of profit to be earned from the subscriber, typically over the 12 month subscriber contract, and we amortized the deferred amounts to expense over the contract period. On January 1, 2004, we began expensing all subscriber acquisition, retention and upgrade costs as incurred. We determined that expensing such costs was preferable to our prior accounting method after considering the accounting practices of our competitors and companies within similar industries and the added clarity and ease of understanding of our reported results for investors. As a result of this change, we expensed the total of the deferred costs, which amounted to $503.9 million ($311.5 million, net of taxes) as of December 31, 2003, as a cumulative effect of accounting change on January 1, 2004. The change in method of accounting (exclusive of the cumulative effect of accounting change) had the effect of increasing our operating costs during the first quarter of 2004 by $59.8 million ($34.7 million in subscriber acquisition costs and $25.1 million in retention and upgrade costs) and decreasing net income by $36.8 million. Had the new method of accounting been applied during the comparable period in 2003, our operating costs for the first quarter of 2003 would have increased $12.5 million and net income would have decreased $7.8 million.

The following table presents our results of operations on a pro forma basis for the periods ended March 31, 2004 and December 31, 2003, and each of the quarters of 2003 as if we had historically expensed, as incurred, subscriber acquisition, retention and upgrade costs:

	Three Months Ended					Year Ended
	March 31, 2004	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003	December 31, 2003
	(dollars in millions, except per subscriber data)
Total operating costs and expenses	$2,059.4	$1,614.6	$1,591.7	$1,859.9	$2,259.9	$7,326.1
Operating profit (loss)	21.4	93.5	208.5	72.3	(4.8)	369.5
Net income (loss)	(16.0)	39.5	92.7	11.1	(34.8)	108.5
Other Data:
Operating profit (loss)	$21.4	$93.5	$208.5	$72.3	$(4.8)	$369.5
Depreciation and amortization expense	123.8	124.4	124.1	122.6	125.9	497.0

Operating Profit Before Depreciation and Amortization	$145.2	$217.9	$332.6	$194.9	$121.1	$866.5

Average subscriber acquisition costs—per subscriber (SAC)	$645	$550	$565	$610	$670	$605

Three Months Ended March 31, 2004 Compared with the Three Months Ended March 31, 2003

Subscribers. We had approximately 11.1 million owned and operated subscribers at March 31, 2004 that resulted from our adding 1.4 million net new subscribers since March 31, 2003. Including the subscribers of the NRTC’s members and affiliates, we had a total of about 12.6 million subscribers at March 31, 2004 and 11.4 million subscribers at March 31, 2003.

Our improvement in average monthly subscriber churn from 1.5% in the first quarter of 2003 to 1.4% in first quarter of 2004 was primarily due to a higher percentage of subscribers purchasing local channel programming, as well as an increase in the number of our subscribers with multiple set-top receivers and DVRs.

Revenues. The $372.7 million increase in revenues to $2,080.8 million resulted from the new subscribers added since March 31, 2003 and higher ARPU on the larger subscriber base. The 7.6% increase in ARPU to $63.60 resulted primarily from a price increase on certain programming packages, higher mirroring fees from an increase in the average number of set-top receivers per subscriber and a higher percentage of subscribers purchasing local channels.

Total Operating Costs and Expenses. The $457.3 million increase in total operating costs and expenses to $2,059.4 million resulted primarily from higher costs for programming, subscriber acquisitions, customer retention and upgrade initiatives, and higher general and administrative expenses.

Our higher programming costs resulted mostly from our increased number of subscribers, annual program supplier rate increases and the launch of additional channels during the first quarter of 2004.

Higher subscriber additions and an increase in SAC per subscriber primarily drove the increase in subscriber acquisition costs. Also contributing to the increase was the change in the method of accounting for subscriber acquisition costs. The higher SAC per subscriber was mostly due to an increase in the number of set-top receivers provided to new subscribers, which rose from an average of about 1.8 set-top receivers per new subscriber during the three months ended March 31, 2003 to about 2.4 during the three months ended March 31, 2004 and an increase in the number of subscribers purchasing DVRs. The change in method of accounting increased our subscriber acquisition costs by $34.7 million.

The increased volume under our movers program, and DVR and local channel upgrade programs drove most of the increase in retention and upgrade costs. Under these programs, we provide DVRs or additional equipment, plus installation, to existing subscribers at significantly reduced prices or for free. Also contributing to the increase was the change in method of accounting for retention and upgrade costs discussed above.

Our general and administrative expenses increased $18.0 million compared to the first quarter of 2003 due mostly to a one-time charge in the first quarter of 2004. The charge resulted from our changing from developing our signal security system internally to an external provider and consisted mainly of previously capitalized costs associated with the development of our system.

Operating Profit Before Depreciation and Amortization and Operating Profit. The $85.2 million decrease in operating profit before depreciation and amortization to $145.2 million was mostly due to the higher subscriber acquisition costs and higher retention and upgrade costs.

The $84.6 million decrease in operating profit to $21.4 million resulted from the decrease in operating profit before depreciation and amortization.

Cumulative Effect of Accounting Change. The $311.5 million increase in cumulative effect of accounting change was due to the change in our accounting for subscriber acquisition, retention and upgrade costs discussed above.

Net Income (Loss). The $327.5 million net loss for the first quarter of 2004 was mostly due to the change in our method of accounting for subscriber acquisition, retention and upgrade costs and higher interest expense related to the March 2003 financing transactions.

Liquidity and Capital Resources

Prior to 2003, our net cash requirements were funded by capital contributions from The DIRECTV Group. Since the completion of our financing transactions in the first quarter of 2003, we no longer depend on The DIRECTV Group to provide additional capital and we have funded our cash requirements from cash on-hand and cash generated by operations. We have up to $250.0 million of borrowing capacity under our credit facilities to fund our operations. In March 2003 we raised $2,558.5 million, net of debt issuance costs from our offering of senior notes and borrowings under the term loan portion of our senior secured credit facilities and distributed the net proceeds to The DIRECTV Group. We may make additional distributions to The DIRECTV Group from time to time to the extent permitted by the terms of the documents governing our indebtedness. At March 31, 2004, we had cash and cash equivalents of $207.1 million compared to $390.9 million at December 31, 2003.

The $183.8 million decrease in cash and cash equivalents during the first three months of 2004 resulted primarily from $46.2 million of cash used in operations and $123.5 million of expenditures for satellites, property and equipment. Although we expect 2004 cash flows to be lower than 2003, we expect to generate positive cash flows for the remainder of 2004.

As a measure of liquidity, our current ratio (ratio of current assets to current liabilities) was 0.71 at March 31, 2004 compared to 0.93 at December 31, 2003. Working capital decreased to a deficit of $506.2 million at March 31, 2004 from a deficit of $121.4 million at December 31, 2003 due primarily to the change in accounting for subscriber acquisition, retention and upgrade costs that resulted in a reduction to “Prepaid expenses and other” and the decrease in cash and cash equivalents described above.

We believe that our cash on-hand, future cash flows and amounts available to us under the revolving portion of our senior secured credit facilities will be sufficient to fund our operations and commitments for the foreseeable future. However, several factors may affect our ability to fund our operations and commitments, which we discuss below in “Commitments and Contingencies.” For instance, our ability to borrow under the senior secured credit facilities is contingent upon our meeting financial and other covenants associated with our debt.

In addition, our future cash flows may be reduced if we experience, among other things, significantly higher subscriber additions than planned, increased subscriber churn or retention costs, satellite anomaly or signal theft or if we are required to make a prepayment on our Term Loan. If our cash on-hand, future cash flows or our senior secured credit facilities are insufficient to meet our cash requirements, we would need to raise additional capital. We cannot assure you that additional financing will be available to us from The DIRECTV Group, third parties or the capital markets on acceptable terms, or at all, if needed in the future.

Debt. During the first quarter of 2003, we raised approximately $2,625.0 million of cash through a series of financing transactions that included the issuance of $1,400.0 million of senior notes and $1,225.0 million of borrowing under the Term Loan portion of our senior secured credit facilities. Debt is more fully described in Note 5 to the consolidated financial statements.

Commitments and Contingencies

Litigation. Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at March 31, 2004. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material adverse effect on our consolidated results of operations and financial position. For a discussion of changes to material pending legal proceedings, refer to Item 1 of Part II -Legal Proceedings of this Quarterly Report.

Other. We use in-orbit and launch insurance to mitigate the potential financial impact of satellite fleet in-orbit and launch failures unless the premium costs are considered uneconomic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. The insurance generally does not compensate for business interruption or loss of future revenues or customers. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on our ability to provide service. At March 31, 2004, the net book value of satellites that were not insured amounted to $428.9 million.

As part of an arrangement with Telesat Canada, or Telesat, a Canadian telecommunications and broadcast services company, we agreed to provide Telesat the use of the DIRECTV 3 satellite, which is currently used as an in-orbit spare, through the end of its useful life and in return Telesat agreed to allow us the use of its 72.5 degrees west longitude, or WL, Canadian orbital location. This arrangement is contingent upon FCC approval. Assuming FCC approval for our use of 72.5 WL, DIRECTV 7S, which was launched on May 4, 2004, will replace DIRECTV 5 at 119 WL, and DIRECTV 5, or a similar satellite, will be relocated to 72.5 WL and used to provide additional local channels and other programming in the United States through 2008. If the FCC grants approval, DIRECTV 3 will be used by Telesat in a Canadian orbital location. If we are successful in obtaining FCC approval to use 72.5 WL, the net book value of DIRECTV 3, which was $85.7 million at March 31, 2004, will be reclassified as an intangible asset and amortized over the life of our right to use 72.5 WL. However, if we are unsuccessful in obtaining FCC approval to use 72.5 WL, we will be required to immediately expense the net book value of DIRECTV 3.

Commitments. At March 31, 2004, minimum future commitments under noncancelable operating leases having lease terms in excess of one year were primarily for real property and aggregated $108.6 million, payable as follows: $17.5 million for the remainder of 2004, $23.4 million in 2005, $19.7 million in 2006, $17.2 million in 2007, $13.1 million in 2008 and $17.7 million thereafter. Certain of these leases contain escalation clauses and renewal or purchase options, which are not considered in the amounts disclosed. Rental expense under operating leases was $8.7 million for the three months ended March 31, 2004 and $7.7 million for the three months ended March 31, 2003.

As of March 31, 2004, minimum payments under our current contractual commitments, which include agreements for broadcast programming, the purchase of services that we have outsourced to third parties, such as call center operations, billing services and telemetry, tracking and control services, manufacturer subsidies, and the cost of planned satellite construction and launch contracts are anticipated to be approximately $455.3 million for the remainder of 2004, $494.0 million in 2005, $652.4 million in 2006, $795.1 million in 2007, $528.6 million in 2008 and $5.6 million thereafter.

Including the senior notes and senior secured credit facilities described above, our notes payable and credit facilities mature as follows: $201.0 in the remainder of 2004, $10.2 million in 2005, $10.2 million in 2006, $10.2 million in 2007, $252.9 million in 2008 and $2,128.3 million thereafter; however, these amounts do not reflect potential prepayments that may be required under our senior secured credit facilities.

Certain Relationships and Related-Party Transactions

The DIRECTV Group and affiliates. We enter into related-party transactions with The DIRECTV Group and certain of its affiliates as part of our normal operations. These transactions include the purchase of DIRECTV receiving equipment and the purchase of telemetry, tracking and control and other satellite services. We also provide DIRECTV system access cards and certain accounting and administrative services to The DIRECTV Group and certain of its affiliates. In addition, we receive an allocation of employee benefit expenses from The DIRECTV Group.

News Corporation and affiliates. Beginning December 23, 2003, with the completion of The News Corporation Limited, or News Corporation, transactions, News Corporation and its affiliated companies are considered related-parties. We purchase products and services from various affiliates of News Corporation. The products and services purchased include system access cards, rights to distribute live television programming, subscription services, broadcast engineering services and television advertising.

We entered into a six year agreement with NDS Limited, or NDS, effective March 1, 2004 for the provision of conditional access products and services, including system access cards, a key component of the access security system in set-top boxes. NDS will be the exclusive provider of system access cards and conditional access services for us and will be responsible for developing new system access cards for introduction periodically during the term of the agreement. The contract can be extended for two additional one year periods at our sole discretion.

We discuss our related-party transactions in more detail in Note 6 to the consolidated financial statements.

Accounting Changes

Subscriber Acquisition, Retention and Upgrade Costs

Effective January 1, 2004, we changed our method of accounting for subscriber acquisition, retention and upgrade costs. See “Discussion of Significant Events Affecting Period to Period Comparability” above for further discussion.

Revenue Recognition

In November 2002, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 requires the allocation of revenues into separate units of accounting for transactions that involve more than one deliverable and contain more than one unit of accounting. We elected to apply the accounting required by EITF Issue No. 00-21 prospectively to transactions entered into after June 30, 2003. The adoption of this standard did not have a significant impact on our consolidated results of operations or financial position.

Variable Interest Entities

On February 1, 2003, we adopted Financial Accounting Standards Board Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51,” or FIN 46. FIN 46 requires the consolidation of a variable interest entity, or VIE, where an equity investor achieves a controlling financial interest through arrangements other than voting interests, and it is determined that the investor will absorb a majority of the expected losses and/or receive the majority of residual returns of the VIE. An entity is deemed a VIE if, by intention, the equity investment at risk by the investor is insufficient to permit the VIE to finance its activities without additional subordinated financial support, and under certain other circumstances. The determination as to whether an investment is an investment in a VIE is based on the circumstances on the date of investment or when certain events occur that would indicate a potential change in a previous determination. The adoption of FIN 46 did not have a material impact on our consolidated results of operations or financial position.

Stock-Based Compensation

At times, The DIRECTV Group issues stock options and restricted stock units to employees, including DIRECTV employees. On January 1, 2003, we adopted the fair value based method of accounting for stock-based employee compensation of Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of SFAS No. 123.” Under this method, compensation expense equal to the fair value of the stock-based award at grant is recognized over the course of the vesting period. We elected to follow the prospective method of adoption, which resulted in the recognition of fair value based compensation cost in the consolidated statements of operations for stock options and other stock-based awards granted to employees or modified on or after January 1, 2003. See Note 2 to the consolidated financial statements for additional information.

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

On April 9, 2003, Moody’s affirmed its stable outlook and Ba3 senior implied rating for DIRECTV. The ratings action followed the announcement of the News Corporation transactions. The affirmation was based upon Moody’s expectation that the transactions would not have a material impact on our credit metrics. On February 19, 2003, Moody’s assigned a Ba2 senior secured rating to our senior secured credit facilities and a B1 senior unsecured rating to our $1.4 billion senior unsecured notes. Moody’s has also assigned a B2 issuer rating to DIRECTV. Moody’s assigned a stable outlook to our ratings. The rating outlook presumed diminishing capital and investment requirements, combined with operating profit improvement to generate eventual free cash flow, and therefore the ratings were considered to be moderately prospective. On April 20, 2004, Moody’s placed the long-term debt ratings for DIRECTV on review for possible upgrade, following The DIRECTV Group’s announced sale of PanAmSat Corporation to an affiliate of Kohlberg Kravis Roberts & Co. L.P. The review focuses on The DIRECTV Group management’s plans for cash on-hand and cash expected to be generated by the sale.

On November 25, 2003, S&P raised its ratings on our senior secured credit facilities to BB from BB- and our $1.4 billion senior unsecured notes to BB- from B. Both ratings remain on Credit Watch with positive implications. The increase in ratings were based on improving operating and financial performance. The above ratings and outlook were affirmed on December 22, 2003 when the News Corporation transactions were completed and on April 22, 2004 after the PanAmSat Corporation sale was announced. The positive CreditWatch remains, pending an assessment of our business plan.

ITEM 4.	CONTROLS AND PROCEDURES

DIRECTV carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q under the supervision and with the participation of management, including DIRECTV’s principal executive officer and DIRECTV’s principal financial officer, of the effectiveness of DIRECTV’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, DIRECTV’s principal executive officer and DIRECTV’s principal financial officer concluded that DIRECTV’s disclosure controls and procedures were effective as of March 31, 2004.

There has been no change in the DIRECTV’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during DIRECTV’s fiscal quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, DIRECTV’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Material pending legal proceedings, other than ordinary routine litigation incidental to the business, or changes thereto, to which we became or were a party during the quarter ended March 31, 2004 or subsequent thereto, but before the filing of this report are summarized below:

As previously reported, DIRECTV filed suit in California State Court, Los Angeles County, on June 22, 2001 against Pegasus Satellite Television, Inc. and Golden Sky Systems, Inc., which we refer to collectively in this paragraph as the Defendants. The action was subsequently removed to the U.S. District Court for the Central District of California. The lawsuit sought to recover approximately $52 million, excluding interest, that Defendants owe DIRECTV under the parties’ Seamless Marketing Agreement, which provided for reimbursement to DIRECTV of certain costs that resulted from new subscriber activations in Defendants’ territory. On April 14, 2004, the jury returned a verdict awarding DIRECTV $51.5 million in damages against the Defendants as a result of the Defendants’ breach of the agreement. The court will separately consider DIRECTV’s request for prejudgment interest in the amount of $12.6 million.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

4.1	Supplemental Indenture dated as of April 27, 2004 by and among Triumph Communications, Inc., DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., the Guarantors and The Bank of New York, as trustee.

18.1	Letter re Change in Accounting Principle dated May 3, 2004 from Deloitte & Touche LLP to DIRECTV Holdings LLC Board of Directors.

31.1	Certification of Chief Executive Officer of DIRECTV Holdings LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of DIRECTV Holdings LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Executive Officer of DIRECTV Financing Co., Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer of DIRECTV Financing Co., Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of DIRECTV Holdings LLC pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of DIRECTV Holdings LLC pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of the Chief Executive Officer of DIRECTV Financing Co., Inc. pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of the Chief Financial Officer of DIRECTV Financing Co., Inc. pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) REPORTS ON FORM 8-K

One report on Form 8-K dated February 10, 2004 was furnished to the Securities and Exchange Commission during the quarter ended March 31, 2004, reporting matters under Item 12, Results of Operations and Financial

Condition. Pursuant to General Instruction B of Form 8-K, reports furnished under Item 12 are not deemed to be “filed” for purpose of Section 18 of the Securities Exchange Act of 1934 and we are not subject to the liabilities of that section. We are not incorporating, and will not incorporate by reference, that report into any filing under the Securities Act or the Exchange Act.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIRECTV HOLDINGS LLC (Registrant)

Date: May 5, 2004	By:	/s/ MICHAEL W. PALKOVIC
Michael W. Palkovic Executive Vice President and Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIRECTV FINANCING CO., INC. (Registrant)

Date: May 5, 2004	By:	/s/ MICHAEL W. PALKOVIC
Michael W. Palkovic Executive Vice President and Chief Financial Officer