Form 10-Q
period 2004-09-30
DIRECTV FINANCING CO INC; DIRECTV HOLDINGS LLC
filed 2004-11-05
CIK 1234307, 1234308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

DIRECTV HOLDINGS LLC

PART I – FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(dollars in millions)
Revenues	$2,506.5	$1,932.2	$6,804.2	$5,440.5

Operating Costs and Expenses, exclusive of depreciation and amortization expense shown separately below
Programming and other costs	985.6	773.3	2,690.2	2,178.0
Subscriber service expenses	208.0	159.3	520.0	466.5
Subscriber acquisition costs:
Third party customer acquisitions	529.5	366.4	1,411.4	985.6
Direct customer acquisitions	182.1	111.9	495.5	249.1
Upgrade and retention costs	260.2	123.2	661.2	253.3
Broadcast operations expenses	33.2	26.8	98.4	98.9
General and administrative expenses	162.9	136.5	462.3	419.1
Depreciation and amortization expense	142.5	122.6	378.0	371.1

Total Operating Costs and Expenses	2,504.0	1,820.0	6,717.0	5,021.6

Operating Profit	2.5	112.2	87.2	418.9
Interest expense, net	(43.1)	(54.6)	(136.5)	(141.1)
Other expense	—	—	—	(4.0)

Income (Loss) Before Income Taxes and Cumulative Effect of Accounting Change	(40.6)	57.6	(49.3)	273.8
Income tax benefit (expense)	14.5	(21.6)	17.9	(102.7)

Income (Loss) Before Cumulative Effect of Accounting Change	(26.1)	36.0	(31.4)	171.1
Cumulative effect of accounting change, net of taxes	—	—	(311.5)	—

Net Income (Loss)	$(26.1)	$36.0	$(342.9)	$171.1

Reference should be made to the Notes to the Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2004	December 31, 2003
	(dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$78.1	$415.7
Accounts receivable, net of allowances of $77.1 and $51.1	704.9	679.7
Inventories, net	136.4	100.0
Prepaid expenses and other	288.5	555.6

Total Current Assets	1,207.9	1,751.0
Satellites, net of accumulated depreciation of $431.4 and $474.5	1,263.5	1,081.5
Property, net of accumulated depreciation of $1,322.4 and $1,118.6	667.0	732.3
Goodwill, net	2,891.1	2,891.1
Intangible Assets, net	2,317.7	549.7
Other Assets	107.4	109.5

Total Assets	$8,454.6	$7,115.1

LIABILITIES AND OWNER’S EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,617.7	$1,495.2
Unearned subscriber revenue and deferred credits	334.8	164.1
Current portion of long-term debt	10.2	213.1

Total Current Liabilities	1,962.7	1,872.4
Long-Term Debt	3,276.6	2,411.9
Other Liabilities and Deferred Credits	1,029.9	417.1
Deferred Income Taxes	166.8	274.2
Commitments and Contingencies
Owner’s Equity
Capital stock and additional paid-in capital	3,020.9	2,798.9
Accumulated deficit	(1,002.3)	(659.4)

Total Owner’s Equity	2,018.6	2,139.5

Total Liabilities and Owner’s Equity	$8,454.6	$7,115.1

Reference should be made to the Notes to the Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
	(dollars in millions)
Cash Flows from Operating Activities
Income (Loss) Before Cumulative Effect of Accounting Change	$(31.4)	$171.1
Adjustments to reconcile income (loss) before cumulative effect of accounting change to net cash provided by operating activities, net of acquired assets
Depreciation and amortization expense	378.0	371.1
Loss on sale or disposal of property	8.4	1.8
Cost of employee benefits	22.0	14.7
Amortization of debt issuance costs	6.7	4.9
Deferred income taxes and other	(25.1)	102.7
Accounts receivable credited against Pegasus purchase price	(220.2)	—
Change in other operating assets and liabilities
Accounts receivable, net	62.8	55.8
Inventories	(36.4)	(66.4)
Prepaid expenses and other	(125.9)	(20.9)
Other assets	(34.3)	(21.0)
Accounts payable and accrued liabilities	58.6	11.2
Unearned subscriber revenue and deferred credits	142.5	58.3
Other liabilities and deferred credits	78.7	(123.3)

Net Cash Provided by Operating Activities	284.4	560.0

Cash Flows from Investing Activities
Expenditures for property and equipment	(173.1)	(137.7)
Expenditures for satellites	(335.5)	(38.3)
Cash paid for acquired assets	(976.5)	—
Proceeds from sale of property	3.7	—

Net Cash Used in Investing Activities	(1,481.4)	(176.0)

Cash Flows from Financing Activities
Repayment of debt	(213.2)	—
Net cash contribution from Parent	200.0	4.9
Borrowing from Parent	875.0	—
Cash proceeds from financing transactions	—	2,625.0
Cash distribution to Parent	—	(2,558.5)
Debt issuance costs	(2.4)	(68.4)

Net Cash Provided by Financing Activities	859.4	3.0

Net increase (decrease) in cash and cash equivalents	(337.6)	387.0
Cash and cash equivalents at beginning of the period	415.7	14.8

Cash and cash equivalents at end of the period	$78.1	$401.8

Supplemental Cash Flow Information
Interest paid	$181.8	$131.3
Income taxes paid	0.5	63.0

Reference should be made to the Notes to the Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Basis of Presentation

DIRECTV Holdings LLC (“DIRECTV Holdings” or “DIRECTV”) is a wholly-owned subsidiary of The DIRECTV Group, Inc. (“The DIRECTV Group” or “Parent”) and consists of DIRECTV Enterprises, LLC and its wholly-owned subsidiaries and DIRECTV Financing Co., Inc.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal recurring items) which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in DIRECTV’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission (“SEC”) on March 17, 2004, DIRECTV’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004 filed with the SEC on May 6, 2004 and August 10, 2004, respectively, and all other DIRECTV filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

The DIRECTV® service was introduced in the United States in 1994. At September 30, 2004, DIRECTV owned a fleet of seven in-orbit high-power satellites. DIRECTV transmits entertainment and information programs from its digital broadcast centers located in Castle Rock, Colorado and Los Angeles, California to its in-orbit satellites. The programming is then received by customers using DIRECTV® receiving equipment, which includes a small satellite dish, a digital set-top receiver and a remote control. DIRECTV receiving equipment is manufactured by Thomson Inc. (RCA), Philips Electronics North America Corporation, Samsung Electronics America, Inc. and other name brand consumer electronics companies. The DIRECTV receiving equipment is distributed to consumers through national retail and consumer electronics stores, satellite television dealers, regional telephone companies, DIRECTV’s direct customer acquisition program and rural dealer networks. DIRECTV has a single operating segment with all revenues to date generated from U.S. based subscribers and customers.

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

During the first quarter of 2003, DIRECTV raised approximately $2,625.0 million of cash through the issuance of notes and bank borrowings. The cash proceeds from the financing transactions, which amounted to $2,558.5 million, net of debt issuance costs, were distributed to The DIRECTV Group in the first quarter of 2003 and recorded as a capital distribution to Parent. DIRECTV’s future cash requirements will be funded from cash on-hand, cash generated from operations, amounts contributed or borrowed from Parent and/or additional third party borrowings, as needed.

Prior period financial statements have been reclassified to conform to the current period presentation.

Note 2: Accounting Changes

Subscriber Acquisition, Upgrade and Retention Costs

Effective January 1, 2004, DIRECTV changed its method of accounting for subscriber acquisition, upgrade and retention costs. Previously, a portion of these costs were deferred, equal to the amount of profit to be earned

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

from the subscriber, typically over the 12 month subscriber contract, and amortized to expense over the contract period. DIRECTV now expenses all subscriber acquisition, upgrade and retention costs as incurred as subscribers activate the DIRECTV service. DIRECTV determined that expensing such costs was preferable to the prior accounting method after considering the accounting practices of competitors and companies within similar industries and the added clarity and ease of understanding DIRECTV’s reported results for investors. As a result of the change, the total of the deferred costs, which amounted to $503.9 million ($311.5 million, net of taxes) as of December 31, 2003, was expensed as a cumulative effect of accounting change on January 1, 2004. Had the new method of accounting been applied during 2003, operating costs would have increased $39.9 million and net income would have decreased $24.9 million for the three months ended September 30, 2003 and operating costs would have increased $44.6 million and net income would have decreased $27.8 million for the nine months ended September 30, 2003.

The following table presents DIRECTV’s results of operations for the three months and nine months ended September 30 on a pro forma basis as if DIRECTV had historically expensed subscriber acquisition, upgrade and retention costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(dollars in millions)
Total Operating Costs and Expenses	$2,504.0	$1,859.9	$6,717.0	$5,066.2
Operating Profit	2.5	72.3	87.2	374.3
Net Income (Loss)	(26.1)	11.1	(342.9)	143.3

Stock-Based Compensation

At times, The DIRECTV Group issues stock options and restricted stock units to employees, including DIRECTV employees. On January 1, 2003, DIRECTV adopted the fair value based method of accounting for stock-based employee compensation of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of SFAS No. 123.” Under this method, compensation expense equal to the fair value of the stock-based award at the date of grant is recognized over the course of its vesting period. DIRECTV elected to follow the prospective method of adoption, which resulted in the recognition of fair value based compensation cost in the consolidated statements of operations for stock options and other stock-based awards granted to employees or modified on or after January 1, 2003. Compensation expense is also recorded for former employees of The News Corporation Limited (“News Corporation”), the parent company of The DIRECTV Group’s largest stockholder, who became employees of DIRECTV and retained their News Corporation stock options.

The following table presents the effect on earnings of recognizing compensation cost as if the fair value based method had been applied to all outstanding and unvested stock options and other stock-based awards for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(dollars in millions)
Net income (loss), as reported	$(26.1)	$36.0	$(342.9)	$171.1
Add: Stock compensation cost, net of taxes, included above	4.5	1.5	14.9	3.1
Deduct: Total stock compensation cost, net of taxes, under the fair value based method	(4.5)	(4.6)	(14.9)	(19.6)

Pro forma net income (loss)	$(26.1)	$32.9	$(342.9)	$154.6

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 3: Inventories

Major Classes of Inventories

	September 30, 2004	December 31, 2003
	(dollars in millions)
Raw materials	$0.4	$29.6
Work in process	0.6	6.7
Finished goods	135.9	63.9

Subtotal	136.9	100.2
Reserve for excess and obsolete inventory	(0.5)	(0.2)

Inventories, net	$136.4	$100.0

Note 4: Goodwill and Intangible Assets

The following table sets forth the amounts recorded for goodwill and intangible assets as of the periods presented:

	Estimated Useful Lives (years)	September 30, 2004			December 31, 2003
		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
		(dollars in millions)
Goodwill	—	$3,095.4	$204.3	$2,891.1	$3,095.4	$204.3	$2,891.1

Intangible Assets:
Orbital Slots	Indefinite	$463.0	$30.6	$432.4	$463.0	$30.6	$432.4
72.5 WL Orbital License	4	172.5	5.3	167.2	—	—	—
Subscriber Related	2-6	1,556.9	250.2	1,306.7	220.0	198.1	21.9
Dealer Network	12	130.0	41.5	88.5	130.0	34.6	95.4
Distribution Rights	7	337.7	14.8	322.9	—	—	—

Total Intangible Assets		$2,660.1	$342.4	$2,317.7	$813.0	$263.3	$549.7

The following table represents the amounts recorded as amortization expense for intangible assets for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(dollars in millions)
72.5 WL Orbital License	$5.3	$—	$5.3	$—
Subscriber Related	30.2	16.2	52.1	48.6
Dealer Network	2.3	2.3	6.9	6.9
Distribution Rights	11.0	—	14.8	—

Total Amortization Expense for Intangible Assets	$48.8	$18.5	$79.1	$55.5

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” no amortization expense is recorded for goodwill and intangible assets with indefinite lives. Estimated amortization expense for intangible assets, disclosed above, in each of the next five years and thereafter is as follows: $89.4 million for the remainder of 2004, $353.9 million in 2005, $353.9 million in 2006, $353.9 million in 2007, $339.6 million in 2008 and $394.6 million thereafter.

Note 5: Debt

	Interest Rates at September 30, 2004	September 30, 2004	December 31, 2003
		(dollars in millions)
Notes payable	8.375%	$1,400.0	$1,400.0
Borrowing from Parent	2.020%	875.0	—
Credit facilities	3.976%	1,011.8	1,225.0

Total debt		3,286.8	2,625.0
Less: current portion of long-term debt	3.976%	10.2	213.1

Total long-term debt		$3,276.6	$2,411.9

Notes Payable. DIRECTV Holdings and DIRECTV Financing Co., Inc.’s (“DIRECTV Financing” and together with DIRECTV Holdings, the “Co-Issuers”) $1,400.0 million in registered senior notes are due in 2013 and bear interest at 8.375%. Principal on the senior notes is payable upon maturity, while interest is payable semi-annually. The senior notes have been fully and unconditionally guaranteed, jointly and severally, by each of DIRECTV Holdings’ domestic subsidiaries (other than DIRECTV Financing) (the “Guarantor Subsidiaries”) on a senior unsecured basis. The amount of interest accrued related to the senior notes was $4.9 million at September 30, 2004 and $34.2 million at December 31, 2003.

The fair value of DIRECTV’s senior notes was approximately $1,596.9 million at September 30, 2004 based on quoted market prices.

On August 27, 2004, in connection with the completion of the Pegasus Satellite Television, Inc. (“Pegasus”) transaction described in Note 7, DIRECTV borrowed $875.0 million from The DIRECTV Group. The $875.0 million unsecured promissory note is payable in full on December 31, 2010. The promissory note bears interest, which is payable quarterly, at the three month London InterBank Offered Rate (“LIBOR”). The note may be prepaid in whole or in part at any time without penalty. The outstanding principal balance on the note may be accelerated if DIRECTV fails to pay interest when due or in the event of bankruptcy or insolvency of DIRECTV. The note may be converted to capital in whole or in part at any time at the option of The DIRECTV Group.

Credit Facilities. DIRECTV’s senior secured credit facilities consist of a Term Loan and a $250.0 million revolving credit facility, which was undrawn at September 30, 2004. DIRECTV is required to pay a commitment fee of 0.50% per year on the unused commitment under the revolving credit facility. Borrowings under the Term Loan bore interest at a rate equal to LIBOR plus 2.25%, until it was replaced in September 2004 with a new Term Loan with substantially identical terms except that the interest rate was reduced to LIBOR plus 2.00%. The interest rate may be increased or decreased under certain conditions. The Term Loan matures in 2010 and the revolving credit facility matures in 2008. The amount of interest accrued related to the senior secured credit facilities was $4.0 million at September 30, 2004 and $7.0 million at December 31, 2003.

Principal payments under the Term Loan are due primarily in 2008 to 2010. However, at each year end DIRECTV may be required to make a computation of excess cash flows for the year, as defined by the senior

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

secured credit facilities agreement, which could result in DIRECTV making a prepayment under the Term Loan. As a result, based upon the calculated excess cash flows for the year ended December 31, 2003, DIRECTV made a prepayment of $201.0 million under the Term Loan on April 15, 2004.

The revolving portion of the senior secured credit facilities is available to fund DIRECTV’s working capital and other requirements. The senior secured credit facilities are secured by substantially all of DIRECTV’s assets and are fully and unconditionally guaranteed, jointly and severally, by all of DIRECTV’s domestic subsidiaries.

Covenants and Restrictions. The senior secured credit facilities require DIRECTV to comply with certain financial covenants. The senior notes and the senior secured credit facilities also include covenants that restrict the Co-Issuers and the Guarantor Subsidiaries’ ability to, among other things, (i) incur additional indebtedness, (ii) place liens upon assets, (iii) make distributions, (iv) pay dividends or make certain other restricted payments and investments, (v) consummate asset sales, (vi) enter into certain transactions with affiliates, (vii) conduct businesses other than DIRECTV’s current or related businesses, (viii) merge or consolidate with any other person, (ix) sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of DIRECTV’s assets, (x) make voluntary prepayments of certain debt (including any repayment of the senior notes) and (xi) make capital expenditures. Should DIRECTV fail to comply with its covenants, all or a portion of the borrowings under the senior notes and senior secured credit facilities could become immediately payable. At September 30, 2004, DIRECTV was in compliance with all such covenants.

Note 6: Related-Party Transactions

The DIRECTV Group and affiliates. DIRECTV enters into related-party transactions with The DIRECTV Group and certain of its affiliates as part of normal operations, which included the purchase of telemetry, tracking and control and other satellite services prior to The DIRECTV Group’s sale of PanAmSat Corporation on August 20, 2004. Prior to The DIRECTV Group’s sale of Hughes Network System, Inc.’s (“HNS”) set-top receiver manufacturing business to Thomson Inc. (“Thomson”) on June 22, 2004, DIRECTV purchased DIRECTV receiving equipment and provided system access cards to HNS. DIRECTV provides accounting and administrative services to The DIRECTV Group and certain of its affiliates and receives an allocation of employee benefit expenses from The DIRECTV Group. In addition, as part of the National Rural Telecommunications Cooperative (“NRTC”) and Pegasus transactions discussed in Note 7, DIRECTV borrowed $875.0 million from The DIRECTV Group in the third quarter of 2004. See Note 5 for further discussion of debt.

News Corporation and affiliates. Beginning December 23, 2003, with the completion of the News Corporation transactions, News Corporation and its affiliated companies are considered related parties. DIRECTV purchases products and services from various affiliates of News Corporation. The products and services purchased include system access cards, rights to distribute live television programming, subscription services, broadcast engineering services and television advertising.

Effective March 1, 2004, NDS Limited (“NDS”), a subsidiary of News Corporation, became the exclusive provider of DIRECTV conditional access products and services, including system access cards, a key component of the access security system in set-top receivers. NDS is responsible for developing and periodically replacing system access cards during the term of the agreement.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes related-party transactions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(dollars in millions)
Sales:
The DIRECTV Group and affiliates	$2.5	$10.1	$22.9	$26.3
News Corporation and affiliates	2.8	—	7.0	—

Total	$5.3	$10.1	$29.9	$26.3

Purchases:
The DIRECTV Group and affiliates	$37.1	$45.2	$183.8	$148.4
News Corporation and affiliates	157.0	—	318.2	—

Total	$194.1	$45.2	$502.0	$148.4

The following table sets forth the amount of accounts receivable from and accounts payable to related parties as well as the amount borrowed from Parent:

	September 30, 2004	December 31, 2003
	(dollars in millions)
Accounts receivable from related parties	$4.0	$3.4
Accounts payable to related parties	94.1	89.4
Borrowing from Parent	875.0	—

Note 7: Acquisitions and Other Transactions

NRTC Contract Rights

On June 2, 2004, DIRECTV and the NRTC announced an agreement, effective June 1, 2004, to end the NRTC’s exclusive DIRECTV service distribution agreement to certain rural territories in the United States and all related agreements. As consideration, DIRECTV agreed to pay the NRTC approximately $4.4 million per month through June 2011, or $322.1 million on a present value basis, calculated using an estimated incremental annual borrowing rate of 4.3%. As a result of this agreement, DIRECTV now has the right to sell its services in all territories across the United States. The present value of the cash payments to be made to the NRTC plus fees paid associated with the transaction, the total of which amounted to $337.7 million, were recorded in “Accounts payable and accrued liabilities” and “Other Liabilities and Deferred Credits,” with a corresponding amount recorded as distribution rights in “Intangible Assets, net” in the consolidated balance sheets. The distribution rights intangible asset is being amortized to expense over seven years, which represents the remaining life of the DIRECTV service distribution agreement.

NRTC Member Subscribers

In connection with the NRTC transaction described above, during the second and third quarters of 2004, all NRTC members, representing approximately 357,000 subscribers, excluding Pegasus, elected to sell their subscribers to DIRECTV. DIRECTV paid $187.2 million in the third quarter of 2004 for members electing a lump-sum payout plus additional fees associated with the transaction and recorded $200.2 million in “Accounts payable and accrued liabilities” and “Other Liabilities and Deferred Credits” for those members electing the

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

long-term payment option of seven years plus interest. As a result, DIRECTV recorded a subscriber related intangible asset in “Intangible Assets, net” in the consolidated balance sheets amounting to $387.4 million, which will be amortized over the estimated subscriber lives of approximately six years.

The total obligations owed to the NRTC and its members electing the long-term payment option amounted to $507.0 million at September 30, 2004 and is payable approximately as follows: $16.2 million in the remainder of 2004, $63.3 million in 2005, $67.2 million in 2006, $71.3 million in 2007, $75.6 million in 2008 and $213.4 million thereafter.

Pegasus Subscribers

On August 27, 2004, DIRECTV acquired the subscribers and certain assets, consisting primarily of accounts receivable, of Pegasus for a total purchase price of $988.5 million. The total net cash consideration paid by DIRECTV to Pegasus amounted to $768.4 million, which is the total purchase price net of amounts owed by Pegasus for programming and other services, and the May 2004 $63 million judgment in favor of DIRECTV. As a result of the transaction, DIRECTV recorded a subscriber related intangible asset in “Intangible Assets, net” in the consolidated balance sheets amounting to $949.5 million, which will be amortized over the estimated subscriber lives of approximately five years.

During the third quarter of 2004, the cash proceeds required for the Pegasus and NRTC transactions described above were funded by an $875 million note from Parent and a $200 million capital contribution from Parent. See Note 5 for further discussion of debt.

72.5 WL Orbital License

As part of an arrangement with Telesat Canada (“Telesat”), a Canadian telecommunications and broadcast services company, DIRECTV agreed to provide Telesat the use of the DIRECTV 3 satellite, which was previously used as an in-orbit spare, through the end of its useful life and in return Telesat agreed to allow DIRECTV the use of its 72.5 degrees west longitude (“WL”) orbital location through 2008. As additional consideration for DIRECTV’s use of 72.5 WL, DIRECTV also agreed to allow Telesat to use DIRECTV 5 or a similar satellite for a five year period, subject to certain conditions, beginning at the end of 2008. Upon receipt of final approval from the Federal Communications Commission in the third quarter of 2004, DIRECTV transferred DIRECTV 3 to Telesat and relocated DIRECTV 5, which was also an in-orbit spare, to 72.5 WL to provide additional local channels and other programming in the United States. These transactions have been recorded as an exchange of similar productive assets based on the net book values of the assets exchanged. As a result, DIRECTV recorded a $172.5 million 72.5 WL orbital license intangible asset, which is equal to the $81.4 million net book value of the DIRECTV 3 satellite transferred from satellites, net, and an accrual for deferred lease revenues of $91.1 million, representing the value of the DIRECTV 5 satellite over the five year period that Telesat is expected to use the satellite. The 72.5 WL orbital license intangible asset will be amortized over the four year contract period, and the deferred lease revenues will be recognized as an offset to depreciation expense during the five year lease period beginning at the end of 2008.

Long-Term Purchase Agreement

As part of The DIRECTV Group’s sale of HNS’ set-top receiver manufacturing business to Thomson in June 2004, DIRECTV entered into a long-term purchase agreement (the “Agreement”) with Thomson for the supply of set-top receivers. As part of this transaction, DIRECTV received approximately $200 million in cash from Thomson and can earn an additional $50 million rebate from Thomson if Thomson’s sales of set-top

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

receivers to DIRECTV and/or its retailers and distributors equal at least $4 billion over the initial five year contract term plus an additional one year optional extension period (the “Contract Term”). DIRECTV can also earn, on a pro rata basis, an additional $100 million rebate from Thomson if Thomson’s sales of set-top receivers are in excess of $4 billion and up to $6 billion during the Contract Term. As part of the Agreement, DIRECTV has agreed to minimum set-top receiver volume requirements, which could be in excess of $1.0 billion of purchases by DIRECTV and/or its retailers and distributors over the first three years of the Contract Term based on current set-top receiver prices. The approximately $200 million in cash received from Thomson was recorded as “Unearned subscriber revenue and deferred credits” and “Other Liabilities and Deferred Credits” in the consolidated balance sheets and is recorded as an offset to “Subscriber acquisition costs” and/or “Upgrade and retention costs” in the consolidated statements of operations, as appropriate, on a pro rata basis as the set-top receivers purchased from Thomson are activated. DIRECTV has determined that, based upon projected set-top receiver requirements, it is probable the minimum purchase requirements will be met for the initial $50 million rebate during the initial contract period, and therefore DIRECTV records a credit to “Subscriber acquisition costs” and/or “Upgrade and retention costs” in the consolidated statements of operations as earned upon set-top receiver activation, over the initial contract period with a corresponding entry to “Accounts receivable, net” in the consolidated balance sheets.

The approximately $200 million in cash received from Thomson is included in cash flows from operating activities in the consolidated statements of cash flows for the nine months ended September 30, 2004.

Note 8: Commitments and Contingencies

Litigation

Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against DIRECTV arising in the ordinary course of business. DIRECTV has established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require DIRECTV to pay damages or make other expenditures in amounts that could not be estimated at September 30, 2004. After discussion with counsel representing DIRECTV in those actions, it is the opinion of management that such litigation is not expected to have a material adverse effect on DIRECTV’s consolidated results of operations or financial position.

On August 27, 2004, the U.S. Bankruptcy Court, District of Maine, entered an order approving among other things, the acquisition transaction with Pegasus described above in Note 7, as well as a Global Settlement Agreement pursuant to which all pending litigation between DIRECTV, The DIRECTV Group, the NRTC and Pegasus was settled and mutual releases of claims were affected. Pegasus had filed a voluntary petition for Chapter 11 bankruptcy in such court following entry of judgment on May 24, 2004 in favor of DIRECTV for approximately $63 million in a case arising out of Pegasus’ breach of the parties’ Seamless Marketing Agreement. This judgment was stayed under applicable bankruptcy law, and Pegasus also had filed various claims in the bankruptcy proceeding against DIRECTV, The DIRECTV Group and the NRTC. As part of the purchase price paid by DIRECTV in the transactions with Pegasus, DIRECTV received credit for the $63 million judgment. As a result of the settlement and release, all previously pending litigation described above between DIRECTV and Pegasus has been dismissed with prejudice.

Other

DIRECTV uses in-orbit and launch insurance to mitigate the potential financial impact of satellite fleet in-orbit and launch failures unless the premium costs are considered uneconomic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. The insurance generally

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

does not compensate for business interruption or loss of future revenues or customers. DIRECTV generally relies on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact that a satellite failure could have on DIRECTV’s ability to provide service. At September 30, 2004, the net book value of uninsured satellites amounted to $337.2 million.

Commitments

At September 30, 2004, minimum future commitments under noncancelable operating leases having lease terms in excess of one year were primarily for real property and aggregated $95.8 million, payable as follows: $12.5 million for the remainder of 2004, $24.8 million in 2005, $20.0 million in 2006, $18.7 million in 2007, $16.9 million in 2008 and $2.9 million thereafter. Certain of these leases contain escalation clauses and renewal or purchase options, which are not considered in the amounts disclosed. Rental expense under operating leases was $32.4 million for the nine months ended September 30, 2004 and $24.3 million for the nine months ended September 30, 2003.

At September 30, 2004, minimum payments under DIRECTV’s current contractual commitments, which include agreements for broadcast programming, the purchase of services that DIRECTV has outsourced to third parties, such as call center operations, billing services and telemetry, tracking and control services, and the cost of planned satellite construction and launch contracts are anticipated to be approximately $267.1 million for the remainder of 2004, $819.1 million in 2005, $770.8 million in 2006, $889.8 million in 2007, $558.3 million in 2008 and $23.5 million thereafter. Excluded from the minimum payments above is a commitment to purchase in excess of $1.0 billion of set-top receivers from Thomson during the first three years of the Contract Term based on current set-top receiver prices, as discussed above in Note 7.

Including the senior notes, borrowings from Parent and senior secured credit facilities described in Note 5, DIRECTV’s notes payable and credit facilities mature as follows: $10.2 million in 2005, $10.2 million in 2006, $10.2 million in 2007, $252.9 million in 2008 and $3,003.3 million thereafter; however, these amounts do not reflect potential prepayments that may be required under the senior secured credit facilities.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 9: Condensed Consolidating Financial Statements

The following presents the condensed consolidating statements of operations for the three and nine months ended September 30, 2004 and 2003, the condensed consolidating statements of cash flows for the nine months ended September 30, 2004 and 2003 and the condensed consolidating balance sheets as of September 30, 2004 and December 31, 2003 of the Co-Issuers, Guarantor Subsidiaries, and the eliminations necessary to present DIRECTV Holdings’ financial statements on a consolidated basis. RSG Resource Supply GmbH, a foreign subsidiary, which is not a guarantor of the senior notes or the senior secured credit facilities and has no material operations, assets or liabilities, has been included in the “Guarantor Subsidiaries” column in the presentation below. These condensed consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of DIRECTV Holdings.

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2004

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(dollars in millions)
Revenues	$244.1	$2,506.2	$(243.8)	$2,506.5

Operating Costs and Expenses, exclusive of depreciation and amortization expense shown separately below
Programming and other costs	158.8	1,070.4	(243.6)	985.6
Subscriber service expenses	—	208.0	—	208.0
Subscriber acquisition costs:
Third party customer acquisitions	—	529.5	—	529.5
Direct customer acquisitions	—	182.1	—	182.1
Upgrade and retention costs	—	260.2	—	260.2
Broadcast operations expenses	—	33.2	—	33.2
General and administrative expenses	0.3	162.8	(0.2)	162.9
Depreciation and amortization expense	—	142.5	—	142.5

Total Operating Costs and Expenses	159.1	2,588.7	(243.8)	2,504.0

Operating Profit (Loss)	85.0	(82.5)	—	2.5
Equity in pre-tax loss of consolidated subsidiaries	(79.9)	—	79.9	—
Interest income (expense), net	(45.7)	2.6	—	(43.1)

Loss Before Income Taxes	(40.6)	(79.9)	79.9	(40.6)
Income tax benefit	14.5	27.5	(27.5)	14.5

Net Loss	$(26.1)	$(52.4)	$52.4	$(26.1)

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2003

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(dollars in millions)
Revenues	$220.3	$1,932.3	$(220.4)	$1,932.2

Operating Costs and Expenses, exclusive of depreciation and amortization expense shown separately below
Programming and other costs	133.0	860.6	(220.3)	773.3
Subscriber service expenses	—	159.3	—	159.3
Subscriber acquisition costs:
Third party customer acquisitions	—	366.4	—	366.4
Direct customer acquisitions	—	111.9	—	111.9
Upgrade and retention costs	—	123.2	—	123.2
Broadcast operations expenses	—	26.8	—	26.8
General and administrative expenses	0.2	136.4	(0.1)	136.5
Depreciation and amortization expense	—	122.6	—	122.6

Total Operating Costs and Expenses	133.2	1,907.2	(220.4)	1,820.0

Operating Profit	87.1	25.1	—	112.2
Equity in pre-tax income of consolidated subsidiaries	23.9	—	(23.9)	—
Interest expense, net	(53.4)	(1.2)	—	(54.6)

Income Before Income Taxes	57.6	23.9	(23.9)	57.6
Income tax expense	(21.6)	(9.0)	9.0	(21.6)

Net Income	$36.0	$14.9	$(14.9)	$36.0

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2004

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(dollars in millions)
Revenues	$693.1	$6,804.2	$(693.1)	$6,804.2

Operating Costs and Expenses, exclusive of depreciation and amortization expense shown separately below
Programming and other costs	466.6	2,916.2	(692.6)	2,690.2
Subscriber service expenses	—	520.0	—	520.0
Subscriber acquisition costs:
Third party customer acquisitions	—	1,411.4	—	1,411.4
Direct customer acquisitions	—	495.5	—	495.5
Upgrade and retention costs	—	661.2	—	661.2
Broadcast operations expenses	—	98.4	—	98.4
General and administrative expenses	0.8	462.0	(0.5)	462.3
Depreciation and amortization expense	—	378.0	—	378.0

Total Operating Costs and Expenses	467.4	6,942.7	(693.1)	6,717.0

Operating Profit (Loss)	225.7	(138.5)	—	87.2
Equity in pre-tax loss of consolidated subsidiaries	(640.9)	—	640.9	—
Interest income (expense), net	(138.0)	1.5	—	(136.5)

Loss Before Income Taxes and Cumulative Effect of Accounting Change	(553.2)	(137.0)	640.9	(49.3)
Income tax benefit	210.3	49.5	(241.9)	17.9

Loss Before Cumulative Effect of Accounting Change	(342.9)	(87.5)	399.0	(31.4)
Cumulative effect of accounting change, net of taxes	—	(311.5)	—	(311.5)

Net Loss	$(342.9)	$(399.0)	$399.0	$(342.9)

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2003

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(dollars in millions)
Revenues	$642.7	$5,440.9	$(643.1)	$5,440.5

Operating Costs and Expenses, exclusive of depreciation and amortization expense shown separately below
Programming and other costs	400.3	2,420.4	(642.7)	2,178.0
Subscriber service expenses	—	466.5	—	466.5
Subscriber acquisition costs:
Third party customer acquisitions	—	985.6	—	985.6
Direct customer acquisitions	—	249.1	—	249.1
Upgrade and retention costs	—	253.3	—	253.3
Broadcast operations expenses	—	98.9	—	98.9
General and administrative expenses	0.5	419.0	(0.4)	419.1
Depreciation and amortization expense	—	371.1	—	371.1

Total Operating Costs and Expenses	400.8	5,263.9	(643.1)	5,021.6

Operating Profit	241.9	177.0	—	418.9
Equity in pre-tax income of consolidated subsidiaries	168.9	—	(168.9)	—
Interest expense, net	(137.0)	(4.1)	—	(141.1)
Other expense	—	(4.0)	—	(4.0)

Income Before Income Taxes	273.8	168.9	(168.9)	273.8
Income tax expense	(102.7)	(63.4)	63.4	(102.7)

Net Income	$171.1	$105.5	$(105.5)	$171.1

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheet

As of September 30, 2004

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(dollars in millions)
ASSETS
Total Current Assets	$104.5	$1,105.9	$(2.5)	$1,207.9
Satellites, net	—	1,263.5	—	1,263.5
Property, net	—	667.0	—	667.0
Goodwill, net	1,827.6	1,063.5	—	2,891.1
Intangible Assets, net	—	2,317.7	—	2,317.7
Other Assets	3,653.1	49.8	(3,595.5)	107.4

Total Assets	$5,585.2	$6,467.4	$(3,598.0)	$8,454.6

LIABILITIES AND OWNER’S EQUITY
Total Current Liabilities	$183.7	$1,781.5	$(2.5)	$1,962.7
Long-Term Debt	3,276.6	—	—	3,276.6
Other Liabilities and Deferred Credits	106.3	2,065.3	(974.9)	1,196.7
Owner’s Equity
Capital stock and additional paid-in capital	3,020.9	4,207.5	(4,207.5)	3,020.9
Accumulated deficit	(1,002.3)	(1,586.9)	1,586.9	(1,002.3)

Total Owner’s Equity	2,018.6	2,620.6	(2,620.6)	2,018.6

Total Liabilities and Owner’s Equity	$5,585.2	$6.467.4	$(3,598.0)	$8,454.6

Condensed Consolidating Balance Sheet As of December 31, 2003
	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(dollars in millions)
ASSETS
Total Current Assets	$456.7	$1,297.8	$(3.5)	$1,751.0
Satellites, net	—	1,081.5	—	1,081.5
Property, net	—	732.3	—	732.3
Goodwill, net	1,827.6	1,063.5	—	2,891.1
Intangible Assets, net	—	549.7	—	549.7
Other Assets	2,880.9	47.5	(2,818.9)	109.5

Total Assets	$5,165.2	$4,772.3	$(2,822.4)	$7,115.1

LIABILITIES AND OWNER’S EQUITY
Total Current Liabilities	$451.0	$1,424.9	$(3.5)	$1,872.4
Long-Term Debt	2,411.9	—	—	2,411.9
Other Liabilities and Deferred Credits	162.8	642.0	(113.5)	691.3
Owner’s Equity
Capital stock and additional paid-in capital	2,798.9	3,893.3	(3,893.3)	2,798.9
Accumulated deficit	(659.4)	(1,187.9)	1,187.9	(659.4)

Total Owner’s Equity	2,139.5	2,705.4	(2,705.4)	2,139.5

Total Liabilities and Owner’s Equity	$5,165.2	$4,722.3	$(2,822.4)	$7,115.1

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Concluded)

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2004

	Co-Issuers	Guarantor Subsidiaries	DIRECTV Holdings Consolidated
	(dollars in millions)
Cash Flows from Operating Activities
Net Cash Provided by (Used in) Operating Activities	$(323.8)	$608.2	$284.4

Cash Flows from Investing Activities
Expenditures for property and equipment	—	(173.1)	(173.1)
Expenditures for satellites	—	(335.5)	(335.5)
Cash paid for acquired assets	—	(976.5)	(976.5)
Proceeds from sale of property	—	3.7	3.7

Net Cash Used in Investing Activities	—	(1,481.4)	(1,481.4)

Cash Flows from Financing Activities
Repayment of debt	(213.2)	—	(213.2)
Net cash contribution from Parent	200.0	—	200.0
Borrowing from Parent	875.0	—	875.0
Borrowings (to) from related parties	(875.0)	875.0	—
Debt issuance costs	(2.4)	—	(2.4)

Net Cash (Used in) Provided by Financing Activities	(15.6)	875.0	859.4

Net increase (decrease) in cash and cash equivalents	(339.4)	1.8	(337.6)
Cash and cash equivalents at beginning of the period	411.3	4.4	415.7

Cash and cash equivalents at end of the period	$71.9	$6.2	$78.1

Condensed Consolidating Statement of Cash Flows For the Nine Months Ended September 30, 2003
	Co-Issuers	Guarantor Subsidiaries	DIRECTV Holdings Consolidated
	(dollars in millions)
Cash Flows from Operating Activities
Net Cash Provided by Operating Activities	$31.2	$528.8	$560.0

Cash Flows from Investing Activities
Expenditures for property and equipment	—	(137.7)	(137.7)
Expenditures for satellites	—	(38.3)	(38.3)

Net Cash Used in Investing Activities	—	(176.0)	(176.0)

Cash Flows from Financing Activities
Net cash contribution from Parent	361.5	(356.6)	4.9
Cash proceeds from financing transactions	2,625.0	—	2,625.0
Cash distribution to Parent	(2,558.5)	—	(2,558.5)
Debt issuance costs	(68.4)	—	(68.4)

Net Cash Provided by (Used in) Financing Activities	359.6	(356.6)	3.0

Net increase (decrease) in cash and cash equivalents	390.8	(3.8)	387.0
Cash and cash equivalents at beginning of the period	—	14.8	14.8

Cash and cash equivalents at the end of the period	$390.8	$11.0	$401.8

ITEM 2. MANAGEMENT’S	DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations for the periods described below. This discussion should be read in conjunction with our management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission, or SEC, on March 17, 2004, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 filed with the SEC on May 6, 2004 and June 30, 2004 filed with the SEC on August 10, 2004, and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, “forward-looking statements” within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as we “believe,” “estimate,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “project” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from historical results or from those expressed or implied by the relevant forward-looking statement. Risk factors which could cause actual performance and future actions to differ materially from forward-looking statements made herein include, among others, the following:

•	we may be unable to obtain needed retransmission consents, Federal Communications Commission, or FCC, authorizations or other governmental licenses;

•	our satellite launches may be delayed or fail and our in-orbit satellites may malfunction or fail prematurely;

•	we are subject to numerous contractual constraints on our ability to raise additional debt;

•	the possibility of terrorist attacks, war or other military action against foreign countries, and changes in international political conditions as a result of these events, may continue to adversely affect the United States and the global economy;

•	weaknesses in the U.S. economy may harm our business;

•	service interruptions arising from technical anomalies on some satellites, or caused by war, terrorist activities or natural disasters, may cause customer cancellations or otherwise harm our business;

•	we face intense and increasing competition from providers in the multi-channel video programming distribution, or MVPD, industry; new competitors may enter the MVPD business and new technologies may increase competition in the industry;

•	our satellite programming signals have been subject to theft and could be subject to theft in the future, which could cause us to lose subscribers and revenue or result in higher costs to us;

•	programming costs may increase beyond our current expectations;

•	future acquisitions, strategic partnerships and divestitures may involve additional uncertainties;

•	we are party to various lawsuits, which are subject to uncertainties and for which the outcome cannot be predicted with assurance; and

•	we may face other risks described from time to time in periodic reports filed by us with the SEC.

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

Key Terminology Used in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenues. We derive revenues mostly from subscriber subscriptions to basic and premium channel programming, pay-per-view programming and seasonal and live sporting events. We also derive revenues from fees from subscribers with multiple set-top receivers, which we refer to as mirroring fees, DIRECTV-The Guide, warranty service fees and advertising services. Prior to the completion of the transactions with the National Rural Telecommunications Cooperative, or NRTC, and Pegasus Satellite Television, Inc., or Pegasus, in the third quarter of 2004, revenues also included fees earned from the NRTC and Pegasus, which were equal to a percentage of the subscriber revenues earned from the subscribers located in certain areas (mainly rural). See “Discussion of Significant Events Affecting Period to Period Comparability” below for further discussion.

Programming and Other Costs. These costs primarily include license fees for subscription service programming, pay-per-view programming, live sports and other events. Other costs include expenses associated with the publication and distribution of DIRECTV-The Guide, continuing service fees paid to third parties for active DIRECTV subscribers, warranty service premiums paid to a third party and production costs for on-air advertisements sold to third parties.

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

SAC. We calculate SAC, which represents total subscriber acquisition costs stated on a per subscriber basis, by dividing total subscriber acquisition costs for a period (the sum of subscriber acquisition costs reported for third party customer acquisitions and direct customer acquisitions) by the number of gross new owned and operated subscribers acquired during the period, including the 76,000 subscribers that we acquired in the NRTC and Pegasus territories during the third quarter of 2004.

Upgrade and Retention Costs. The majority of upgrade and retention costs are associated with upgrade efforts for existing subscribers that result in higher average monthly revenue per subscriber, or ARPU, and lower churn. Our upgrade efforts include our DVR (digital video recorder), hi-definition (HD) and local channel upgrade programs, our multiple set-top receiver offer and similar initiatives. Retention costs include the costs of installing and/or providing hardware under our movers program for subscribers relocating to a new residence.

Broadcast Operations Expenses. These expenses include broadcast center operating costs, signal transmission expenses (including costs of collecting signals for our local channel offerings), and costs of monitoring, maintaining and insuring our satellites. Also included are engineering expenses associated with deterring theft of the DIRECTV signal.

General and Administrative Expenses. General and administrative expenses include departmental costs for legal, administrative services, finance, our in-house marketing department and information technology. These costs also include expenses for bad debt and other operating expenses, such as legal settlements, and gains or losses from the sale or disposal of fixed assets.

Operating Profit Before Depreciation and Amortization. We calculate Operating Profit Before Depreciation and Amortization, which is a financial measure that is not determined in accordance with accounting principles generally accepted in the United States of America, or GAAP, by adding amounts under the caption “Depreciation and amortization expense” to “Operating Profit,” as presented in the consolidated statements of operations. This measure should be used in conjunction with GAAP financial measures and is not presented as an alternative measure of operating results, as determined in accordance with GAAP. Our management and The DIRECTV Group, Inc., or The DIRECTV Group or Parent, use Operating Profit Before Depreciation and Amortization to evaluate our operating performance and to allocate resources and capital. We also use this metric as a measure of performance for incentive compensation purposes and to measure income generated from operations that could be used to fund capital expenditures, service debt or pay taxes. Depreciation and amortization expense primarily represents an allocation to current expense of the cost of historical capital expenditures and for intangible assets. To compensate for the exclusion of depreciation and amortization expense from operating profit, our management and The DIRECTV Group separately measure and budget for capital expenditures and business acquisitions.

We believe this measure is useful to investors, along with GAAP measures (such as revenues, operating profit and net income), to compare our operating performance to other communications, entertainment and media service providers. We believe that investors use current and projected Operating Profit Before Depreciation and Amortization and similar measures to estimate our current or prospective enterprise value and make investment decisions. This metric provides investors with a means to compare operating results exclusive of depreciation and amortization expense. We believe this is useful given the significant variation in depreciation and amortization expense that can result from the timing of capital expenditures, the capitalization of intangible assets, potential variations in expected useful lives when compared to other companies and periodic changes to estimated useful lives.

Average Monthly Revenue Per Subscriber. We calculate ARPU by dividing average monthly revenues for the period (total revenues during the period divided by the number of months in the period) by average DIRECTV owned and operated subscribers for the period.

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

Subscriber Count. The total number of DIRECTV subscribers includes DIRECTV owned and operated subscribers and customers of the NRTC’s members and affiliates who subscribe to our service. DIRECTV subscribers include only those subscribers who are actively subscribing to the DIRECTV service, including seasonal subscribers and subscribers who are in the process of relocating. As a result of the NRTC and Pegasus transactions described below, as of September 30, 2004, DIRECTV owned and operated subscribers include those customers of the NRTC’s members and affiliates.

Average DIRECTV Owned and Operated Subscribers. We calculate average DIRECTV owned and operated subscribers for the year and the period by adding the number of DIRECTV owned and operated subscribers as of the beginning of the year and for each quarter end in the current year or period and dividing by the sum of the number of quarters in the period plus one. We calculate average subscribers for the quarter by adding the beginning and ending DIRECTV owned and operated subscribers for the quarter and dividing by two. Average DIRECTV owned and operated subscribers used in calculating ARPU include the subscribers in the former NRTC and Pegasus territories using a daily weighted average from the dates we acquired the subscribers through September 30, 2004. We calculate average monthly disconnected DIRECTV owned and operated subscribers and average DIRECTV owned and operated subscribers on a consistent basis with prior periods and therefore exclude subscribers in the former NRTC and Pegasus territories.

Business Overview

DIRECTV Holdings LLC, or DIRECTV Holdings or DIRECTV, is a wholly-owned subsidiary of The DIRECTV Group and consists of DIRECTV Enterprises, LLC and its wholly-owned subsidiaries and DIRECTV Financing Co., Inc.

We earn the majority of our revenues and generate most of our cash flows from subscribers who subscribe to basic, premium and seasonal sporting event programming, subscriber purchases of pay-per-view and live sporting event programming, and other subscriber revenues, which are derived mostly from mirroring fees.

The majority of our expenses and cash outflows relate to the cost of programming from third parties, the cost of acquiring and retaining subscribers, and general and administrative expenses. We also use a significant amount of cash for capital expenditures for satellites, broadcast equipment and software to support customer billing, collections and subscriber relationship management.

Satellite Developments. In the third quarter of 2004, we announced a plan for five new next-generation satellites. We plan to launch SPACEWAY 1 and SPACEWAY 2, which are owned by The DIRECTV Group, by the middle of 2005. We also plan to launch DIRECTV 10 and DIRECTV 11 in early 2007. These satellites will provide us with an increase in local and national high-definition channels, as well as capacity for new interactive and enhanced services and standard-definition programming. In addition, a fifth satellite will also be built and will serve as a ground spare.

During the third quarter of 2004, we transferred DIRECTV 3 to Telesat Canada, or Telesat, and relocated DIRECTV 5 to 72.5 degrees west longitude, or WL. See “Discussion of Significant Events Affecting Period to Period Comparability” below for further discussion of the Telesat transaction.

Update to Executive Overview and Outlook

We have attained greater than expected gross subscriber additions during the first nine months of 2004, which has led to increased total subscriber acquisition costs and lower cash flows (we define cash flows as net cash provided by (used in) operating activities plus cash provided by (used in) in investing activities). Our greater than expected subscriber growth has resulted from our decision to take advantage of the continued strong demand for the DIRECTV service. Total subscriber acquisition costs are now expected to be higher as a percentage of revenues in 2004 than in 2003.

Because we have experienced strong subscriber growth, we believe our main competitor, the cable industry, will increase competition and therefore our higher churn and upgrade and retention costs experienced in the third quarter of 2004 may continue.

Due to our continued strong gross subscriber additions and higher retention costs, our operating costs as a percentage of revenues for 2004 are also now expected to be higher than 2003.

Because of higher subscriber growth, we anticipate cash flows in 2004 to be negative.

Due to our plan to increase the number of our satellites, as discussed above, we expect our capital expenditures to increase.

Results of Operations

The following table sets forth, for the periods indicated, our unaudited consolidated statements of operations and certain other operating data:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004	2003	Change		2004	2003	Change
	(dollars in millions, except per subscriber data)
Revenues	$2,506.5	$1,932.2	$574.3	29.7%	$6,804.2	$5,440.5	$1,363.7	25.1%
Operating Costs and Expenses, exclusive of depreciation and amortization expense shown separately below
Programming and other costs	985.6	773.3	212.3	27.5%	2,690.2	2,178.0	512.2	23.5%
Subscriber service expenses	208.0	159.3	48.7	30.6%	520.0	466.5	53.5	11.5%
Subscriber acquisition costs:
Third party customer acquisitions	529.5	366.4	163.1	44.5%	1,411.4	985.6	425.8	43.2%
Direct customer acquisitions	182.1	111.9	70.2	62.7%	495.5	249.1	246.4	98.9%
Upgrade and retention costs	260.2	123.2	137.0	111.2%	661.2	253.3	407.9	161.0%
Broadcast operations expenses	33.2	26.8	6.4	23.9%	98.4	98.9	(0.5)	(0.5)%
General and administrative expenses	162.9	136.5	26.4	19.3%	462.3	419.1	43.2	10.3%
Depreciation and amortization expense	142.5	122.6	19.9	16.2%	378.0	371.1	6.9	1.9%

Total Operating Costs and Expenses	2,504.0	1,820.0	684.0	37.6%	6,717.0	5,021.6	1,695.4	33.8%

Operating Profit	2.5	112.2	(109.7)	(97.8)%	87.2	418.9	(331.7)	(79.2)%
Interest expense, net	(43.1)	(54.6)	11.5	(21.1)%	(136.5)	(141.1)	4.6	(3.3)%

Other expense	—	—	—		—	(4.0)	4.0	(100.0)%

Income (Loss) Before Income Taxes and Cumulative Effect of Accounting Change	(40.6)	57.6	(98.2)	(170.5)%	(49.3)	273.8	(323.1)	(118.0)%
Income tax benefit (expense)	14.5	(21.6)	36.1	(167.1)%	17.9	(102.7)	120.6	(117.4)%

Income (Loss) Before Cumulative Effect of Accounting Change	(26.1)	36.0	(62.1)	(172.5)%	(31.4)	171.1	(202.5)	(118.4)%
Cumulative effect of accounting change, net of taxes	—	—	—		(311.5)	—	(311.5)	(100.0)%

Net Income (Loss)	$(26.1)	$36.0	$(62.1)	(172.5)%	$(342.9)	$171.1	$(514.0)	(300.4)%

Other Data:
Operating Profit	$2.5	$112.2	$(109.7)	(97.8)%	$87.2	$418.9	$(331.7)	(79.2)%
Depreciation and amortization expense	142.5	122.6	19.9	16.2%	378.0	371.1	6.9	1.9%

Operating Profit Before Depreciation and Amortization	$145.0	$234.8	$(89.8)	(38.2)%	$465.2	$790.0	$(324.8)	(41.1)%

Average monthly revenue per subscriber (ARPU)	$66.46	$63.69	$2.77	4.3%	$65.02	$61.24	$3.78	6.2%
Average monthly subscriber churn %	1.67%	1.60%	—	4.4%	1.50%	1.54%	—	2.6%
Average subscriber acquisition costs—per subscriber (SAC)	$617	$590	$27	4.6%	$634	$575	$59	10.3%
Total number of subscribers—platform (000’s)	13,496	11,852	1,644	13.9%	13,496	11,852	1,644	13.9%
Total owned and operated subscribers (000’s)	13,496	10,275	3,221	31.3%	13,496	10,275	3,221	31.3%

Discussion of Significant Events Affecting Period to Period Comparability

Pegasus and NRTC Member Subscribers. During the third quarter of 2004, we completed the Pegasus and NRTC transactions, for a total purchase price of $1,375.9 million. The total net cash consideration paid by us to Pegasus and the NRTC amounted to $955.6 million, which is the total purchase price net of amounts owed by Pegasus for programming and other services and the May 2004 $63 million judgment in our favor. In addition, $200.2 million, plus interest, is payable over the next seven years to those NRTC members that elected the long-term payment option. The amount paid in cash was funded by $875.0 million borrowed from our Parent and a $200.0 million capital contribution from our Parent during the third quarter of 2004. Revenues and operating profit before depreciation and amortization during the third quarter of 2004 were positively affected from the date these subscribers were acquired, resulting in additional revenues of about $100 million and operating profit before depreciation and amortization of about $10 million, which is net of approximately $44 million of subscriber acquisition costs for the 76,000 subscribers that we acquired during the third quarter of 2004 in the former Pegasus and NRTC territories. Also resulting from the Pegasus transaction and the May 2004 judgment in our favor, we reversed $31.0 million of reserves and recorded $11.2 million in interest income in the consolidated statements of operations during the third quarter of 2004. The subscriber related intangible assets of $949.5 million that resulted from the Pegasus transaction is being amortized over the estimated average subscriber lives of five years and the subscriber related intangible asset of $387.4 million that resulted from the NRTC transaction is being amortized over the estimated average subscriber lives of six years.

NRTC Contract Rights. As part of our agreement with the NRTC, effective June 1, 2004, to end the NRTC’s exclusive DIRECTV service distribution agreement to certain rural territories in the United States and all related agreements, we agreed to pay the NRTC approximately $4.4 million per month through June 2011, or $322.1 million on a present value basis. As a result of this agreement, we now have the right to sell our services in all territories across the United States. The distribution rights intangible asset of $337.7 million that was recorded as part of the transaction is being amortized to expense over seven years, which represents the remaining life of the original DIRECTV service distribution agreement.

72.5 WL Orbital License. In the third quarter of 2004, we obtained final approval from the FCC to use the 72.5 WL orbital location of Telesat, a Canadian telecommunications and broadcast services company. As a result, as part of our arrangement with Telesat, we transferred our DIRECTV 3 satellite, which we previously used as an in-orbit spare, to Telesat and relocated our DIRECTV 5 satellite, which we also previously used as an in-orbit spare, to 72.5 WL to provide additional local channels and other programming in the United States. In connection with this transaction, we recorded a $172.5 million intangible asset that is being amortized over four years, the term of the orbital license.

Long-Term Purchase Agreement. As part of The DIRECTV Group’s sale of Hughes Network Systems, Inc.’s, or HNS, set-top receiver manufacturing business to Thomson Inc., or Thomson, in June 2004, we entered into a long-term purchase agreement, or the Agreement, with Thomson for the supply of set-top receivers. As part of this transaction, we received approximately $200 million in cash from Thomson and can earn an additional $50 million rebate from Thomson if Thomson’s sales of set-top receivers to us and/or our retailers and distributors equal at least $4 billion over the initial five year contract term plus an additional one year optional extension period, or the Contract Term. As part of the Agreement, we have agreed to minimum set-top receiver volume requirements, which could be in excess of $1.0 billion of purchases by us and/or our retailers and distributors over the first three years of the Contract Term based on current set-top receiver prices. The approximately $200 million in cash received from Thomson plus the additional $50 million rebate, which we have determined that we will probably earn based upon projected set-top receiver requirements, is recorded as an offset to “Subscriber acquisition costs” and/or “Upgrade and retention costs,” as appropriate, on a pro rata basis as the set-top receivers purchased from Thomson are activated.

The approximately $200 million in cash received from Thomson is included in cash flows from operating activities in the consolidated statements of cash flows for the nine months ended September 30, 2004.

See Part I, Item 1, Note 5: Debt and Note 7: Acquisitions and Other Transactions to the consolidated financial statements of this Quarterly Report, which are incorporated herein by reference, for further discussion of the above described transactions.

Subscriber Acquisition, Upgrade and Retention Costs. In the first quarter of 2004, we changed our method of accounting for subscriber acquisition, upgrade and retention costs. Prior to January 1, 2004, we deferred a portion of these costs, equal to the amount of profit to be earned from the subscriber, typically over the 12 month subscriber contract, and we amortized the deferred amounts to expense over the contract period. On January 1, 2004, we began expensing all subscriber acquisition, upgrade and retention costs as incurred as subscribers activate the DIRECTV service. We determined that expensing such costs was preferable to our prior accounting method after considering the accounting practices of our competitors and companies within similar industries and the added clarity and ease of understanding our reported results for investors. As a result of this change, we expensed the total of the deferred costs, which amounted to $503.9 million ($311.5 million, net of taxes) as of December 31, 2003, as a cumulative effect of accounting change on January 1, 2004. Had the new method of accounting been applied during 2003, operating costs would have increased $39.9 million and net income would have decreased $24.9 million for the three months ended September 30, 2003 and operating costs would have increased $44.6 million and net income would have decreased $27.8 million for the nine months ended September 30, 2003.

The following table presents our results of operations for the three months and nine months ended September 30, 2003 on a pro forma basis, as if we had historically expensed, as incurred, subscriber acquisition, upgrade and retention costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(dollars in millions, except per subscriber data)
Total Operating Costs and Expenses	$2,504.0	$1,859.9	$6,717.0	$5,066.2
Operating Profit	2.5	72.3	87.2	374.3
Net Income (Loss)	(26.1)	11.1	(342.9)	143.3
Other Data:
Operating Profit	$2.5	$72.3	$87.2	$374.3
Depreciation and amortization expense	142.5	122.6	378.0	371.1

Operating Profit Before Depreciation and Amortization	$145.0	$194.9	$465.2	$745.4

Average subscriber acquisition costs—per subscriber (SAC)	$617	$611	$634	$578

Three Months Ended September 30, 2004 Compared with the Three Months Ended September 30, 2003

Subscribers. We had approximately 13.5 million owned and operated subscribers at September 30, 2004 compared to 10.3 million owned and operated subscribers at September 30, 2003. Our owned and operated subscribers at September 30, 2004 include 1.4 million subscribers from the former NRTC and Pegasus territories that we acquired in the second and third quarters of 2004. Excluding the subscribers from the former NRTC and Pegasus territories, during the three months ended September 30, 2004, we added a record 1.1 million gross new owned and operated subscribers, an increase of 33% over the same period in the prior year, due to a higher number of subscribers acquired in local channel markets, more attractive consumer promotions and an improved, more diverse distribution network. After accounting for churn, we added 484,000 net new owned and operated subscribers, excluding subscribers from the former NRTC and Pegasus territories, which was an increase of 49% over the third quarter of 2003.

Our average monthly subscriber churn increased to 1.67% in the third quarter of 2004 compared to average monthly subscriber churn of 1.60% in third quarter of 2003 due to a combination of factors including a more competitive marketplace and higher involuntary churn mostly related to the substantial increase in gross subscriber additions over the past several quarters.

Revenues. The $574.3 million increase in revenues to $2,506.5 million resulted from the new subscribers added since September 30, 2003, including those subscribers added as part of the NRTC and Pegasus transactions, and higher ARPU on the larger subscriber base. The 4.3% increase in ARPU to $66.46 resulted primarily from a March 2004 price increase on certain programming packages, higher mirroring fees from an increase in the average number of set-top receivers per subscriber and a higher percentage of subscribers purchasing local channels. These increases were partially offset by lower ARPU related to the acquired Pegasus and NRTC subscribers.

Total Operating Costs and Expenses. The $684.0 million increase in total operating costs and expenses to $2,504.0 million resulted primarily from higher costs for programming, subscriber acquisitions and customer upgrade and retention initiatives.

Our higher programming costs resulted mostly from our increased number of subscribers, including those subscribers acquired through the NRTC and Pegasus transactions, and annual program supplier rate increases.

Higher gross subscriber additions, including 76,000 new subscribers that we acquired in the former NRTC and Pegasus territories during the third quarter of 2004, and the increase in SAC per subscriber primarily drove the increase in subscriber acquisition costs. The higher SAC per subscriber was mostly due to an increase in the number of set-top receivers provided to new subscribers, which rose from an average of about 2.1 set-top receivers per new subscriber during the three months ended September 30, 2003 to about 2.5 during the three months ended September 30, 2004, an increase in the number of subscribers purchasing DVRs and the change in our method of accounting for subscriber acquisition, upgrade and retention costs. These increases were partially offset by a decrease in the costs of set-top receivers.

Increased volume under our DVR, HD, local channel upgrade and movers programs, as well as an increased number of subscribers provided with multiple set-top receivers under other upgrade and retention programs, drove most of the increase in upgrade and retention costs. Under these programs, we provide DVRs or additional equipment, plus installation, to subscribers at significantly reduced prices or for free. Upgrade and retention costs increased approximately $23 million in the third quarter of 2004 compared to the same period of 2003 due to the change in our method of accounting for subscriber acquisition, upgrade and retention costs, which was effective January 1, 2004.

Our higher subscriber service expenses resulted primarily from increased costs due to our larger subscriber base. Our higher general and administrative expenses resulted primarily from higher employee compensation costs related to restricted stock units and higher bad debt expense resulting from increased activity associated with the larger subscriber base. The increase in depreciation and amortization expense resulted primarily from amortization expense related to intangible assets recorded as part of the NRTC and Pegasus transactions.

Operating Profit Before Depreciation and Amortization and Operating Profit. The $89.8 million decrease in operating profit before depreciation and amortization to $145.0 million was mostly due to our higher subscriber acquisition costs and upgrade and retention costs, partially offset by an increase in gross margin on the higher revenues discussed above.

The $109.7 million decrease in operating profit to $2.5 million resulted from the decrease in operating profit before depreciation and amortization and an increase in depreciation and amortization expense discussed above.

Interest Expense, Net. The $11.5 million decrease in net interest expense was primarily due to $11.2 million of interest income received as part of the May 2004 judgment against Pegasus.

Net Income (Loss). The $62.1 million decrease in net income was mostly due to the decrease in operating profit before depreciation and amortization, partially offset by an income tax benefit in the third quarter of 2004 due to our pre-tax loss in the current period.

Nine Months Ended September 30, 2004 Compared with the Nine Months Ended September 30, 2003

Subscribers. We had approximately 13.5 million owned and operated subscribers at September 30, 2004 compared to 10.3 million owned and operated subscribers at September 30, 2003. Our owned and operated subscribers at September 30, 2004 include 1.4 million subscribers from the former NRTC and Pegasus territories that we acquired in the second and third quarters of 2004. Excluding the subscribers from the former NRTC and Pegasus territories, during the nine months ended September 30, 2004, we added a record 2.9 million gross new owned and operated subscribers, an increase of 37% over the same period in the prior year, due to a higher number of subscribers acquired in local channel markets, more attractive consumer promotions and an improved, more diverse distribution network. After accounting for churn, we added 1.4 million net new owned and operated subscribers, excluding subscribers from the former NRTC and Pegasus territories, which was an increase of 79% over the same period in 2003.

Our average monthly subscriber churn of 1.50% for the nine months ended September 30, 2004 improved slightly from our average monthly subscriber churn of 1.54% for the nine months ended September 30, 2003.

Revenues. The $1,363.7 million increase in revenues to $6,804.2 million resulted from the new subscribers added since September 30, 2003, including those subscribers added as part of the NRTC and Pegasus transactions, and higher ARPU on the larger subscriber base. The 6.2% increase in ARPU to $65.02 resulted primarily from March 2003 and 2004 price increases on certain programming packages, higher mirroring fees from an increase in the average number of set-top receivers per subscriber and a higher percentage of subscribers purchasing local channels.

Total Operating Costs and Expenses. The $1,695.4 million increase in total operating costs and expenses to $6,717.0 million resulted primarily from higher costs for programming, subscriber acquisitions and customer upgrade and retention initiatives.

Our higher programming costs resulted mostly from our increased number of subscribers, including those subscribers acquired through the NRTC and Pegasus transactions, and annual program supplier rate increases.

Higher gross subscriber additions, including 76,000 new subscribers that we acquired in the former NRTC and Pegasus territories during the third quarter of 2004, and the increase in SAC per subscriber primarily drove the increase in subscriber acquisition costs. The higher SAC per subscriber was mostly due to an increase in the number of set-top receivers provided to new subscribers, which rose from an average of about 2.0 set-top receivers per new subscriber during the nine months ended September 30, 2003 to about 2.5 during the nine months ended September 30, 2004, an increase in the number of subscribers purchasing DVRs and the change in our method of accounting for subscriber acquisition, upgrade and retention costs. These increases were partially offset by a decrease in the costs of set-top receivers and lower marketing costs per subscriber due to the effect of our higher gross subscriber additions.

Increased volume under our DVR, HD, local channel upgrade and movers programs as well as an increased number of subscribers provided with multiple set-top receivers under other upgrade and retention programs drove most of the increase in upgrade and retention costs. Upgrade and retention costs increased approximately $39 million during the nine months ended September 30, 2004 compared to the same period of 2003 due to the change in our method of accounting for subscriber acquisition, upgrade and retention costs, which was effective January 1, 2004.

Our higher subscriber service expenses resulted primarily from increased costs due to our larger subscriber base. General and administrative expenses increased $43.2 million compared to the first nine months of 2003 due mostly to higher bad debt expense resulting from increased activity associated with a larger subscriber base and higher employee compensation costs related to stock options and restricted stock units.

Operating Profit Before Depreciation and Amortization and Operating Profit. The $324.8 million decrease in operating profit before depreciation and amortization to $465.2 million was mostly due to our higher subscriber acquisition costs and upgrade and retention costs, partially offset by an increase in gross margin on the higher revenues discussed above.

The $331.7 million decrease in operating profit to $87.2 million resulted from the decrease in operating profit before depreciation and amortization discussed above.

Interest Expense, Net. The $4.6 million decrease in net interest expense was primarily due to $11.2 million of interest income received as part of the May 2004 judgment against Pegasus and lower interest expense due to lower long-term obligations for above-market programming contracts in 2004. These decreases were partially offset by higher interest expense on debt outstanding for nine months of 2004 compared to six months of 2003 as well as interest expense of $7.8 million recorded as part of the NRTC transactions in 2004.

Cumulative Effect of Accounting Change, net of taxes. The $311.5 million increase in cumulative effect of accounting change, net of taxes, was due to the change in our accounting for subscriber acquisition, upgrade and retention costs discussed above.

Net Income (Loss). The $342.9 million net loss for the nine months ended September 30, 2004 was mostly due to the change in our method of accounting for subscriber acquisition, upgrade and retention costs and a decrease in operating profit, partially offset by an income tax benefit due to our pre-tax loss generated in 2004.

Liquidity and Capital Resources

We generally fund our cash requirements from cash on-hand and cash generated by our operations. We also have up to $250.0 million of borrowing capacity under our revolving credit facility. However, in the third quarter of 2004, we received $1,075.0 million of cash from our Parent, $200.0 million through a capital contribution and $875.0 million through additional borrowings, to fund the NRTC and Pegasus transactions. At September 30, 2004, we had cash and cash equivalents of $78.1 million compared to $415.7 million at December 31, 2003.

The $337.6 million decrease in cash and cash equivalents during the first nine months of 2004 resulted primarily from $508.6 million of expenditures for satellites, property and equipment and a $201.0 million pre-payment under the Term Loan portion of our senior secured credit facilities. These decreases in cash were partially offset by $284.4 million in cash provided by operations, which includes approximately $200.0 million received as part of the transaction with Thomson and net cash received from our Parent. The Thomson, NRTC and Pegasus transactions are discussed above in “Discussion of Significant Events Affecting Period to Period Comparability,”

As a measure of liquidity, our current ratio (ratio of current assets to current liabilities) was 0.62 at September 30, 2004 compared to 0.94 at December 31, 2003. The working capital deficit increased to a deficit of $754.8 million at September 30, 2004 from a deficit of $121.4 million at December 31, 2003 due primarily to the change in accounting for subscriber acquisition, upgrade and retention costs that resulted in a reduction to “Prepaid expenses and other” in the consolidated balance sheets, our decrease in cash, an increase in accounts payable and accrued liabilities, and an increase in unearned subscriber revenue due mostly to the timing of deferred sports revenue and the current portion of the deferred credit associated with the Thomson transaction.

In March 2003, we raised $2,558.5 million, net of debt issuance costs, from our offering of senior notes and borrowings under the term loan portion of our senior secured credit facilities and distributed the net proceeds to The DIRECTV Group. We may make additional distributions to The DIRECTV Group from time to time to the extent permitted by the terms of the documents governing our indebtedness.

We believe that our cash on-hand, future cash flows, amounts contributed and borrowed from The DIRECTV Group and amounts available to us under the revolving portion of our senior secured credit facilities will be sufficient to fund our operations and commitments for the foreseeable future. However, several factors may affect our ability to fund our operations and commitments, which we discuss below in “Commitments and Contingencies.” Additionally, our ability to borrow under the senior secured credit facilities is contingent upon our meeting financial and other covenants associated with our debt.

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

Debt. During the first quarter of 2003, we raised approximately $2,625.0 million of cash, the net proceeds of which were distributed to our Parent, through a series of financing transactions that included the issuance of $1,400.0 million of senior notes and $1,225.0 million of borrowings under the Term Loan portion of our senior secured credit facilities. On April 15, 2004, we made a prepayment of $201.0 million under the Term Loan portion of our senior secured credit facilities. In the third quarter of 2004, we borrowed $875.0 million from our Parent. Debt is more fully described in Part I, Item 1, Note 5 to the consolidated financial statements of this Quarterly Report, which is incorporated herein by reference.

Commitments and Contingencies

Litigation. Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at September 30, 2004. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material adverse effect on our consolidated results of operations or financial position. For a discussion of changes to material pending legal proceedings, refer to Item 1 - Legal Proceedings of Part II of this Quarterly Report, which is incorporated herein by reference.

Other. We use in-orbit and launch insurance to mitigate the potential financial impact of satellite fleet in-orbit and launch failures unless the premium costs are considered uneconomic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. The insurance generally does not compensate for business interruption or loss of future revenues or customers. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact that a satellite failure could have on our ability to provide service. At September 30, 2004, the net book value of uninsured satellites amounted to $337.2 million.

Commitments. At September 30, 2004, minimum future commitments under noncancelable operating leases having lease terms in excess of one year were primarily for real property and aggregated $95.8 million, payable as follows: $12.5 million for the remainder of 2004, $24.8 million in 2005, $20.0 million in 2006, $18.7 million in 2007, $16.9 million in 2008 and $2.9 million thereafter. Certain of these leases contain escalation clauses and renewal or purchase options, which are not considered in the amounts disclosed. Rental expense under operating leases was $32.4 million for the nine months ended September 30, 2004 and $24.3 million for the nine months ended September 30, 2003.

At September 30, 2004, minimum payments under our current contractual commitments, which include agreements for broadcast programming, the purchase of services that we have outsourced to third parties, such as call center operations, billing services and telemetry, tracking and control services, and the cost of planned satellite construction and launch contracts are anticipated to be approximately $267.1 million for the remainder of 2004, $819.1 million in 2005, $770.8 million in 2006, $889.8 million in 2007, $558.3 million in 2008 and $23.5 million thereafter. Excluded from the minimum payments above is a commitment to purchase in excess of $1.0 billion of set-top receivers from Thomson during the first three years of the Contract Term based on current set-top receiver prices, as more fully described in Part I, Item 1, Note 7 to the consolidated financial statements of this Quarterly Report, which is incorporated herein by reference.

The total obligations owed to the NRTC and its members electing the long-term payment option discussed in Part I, Item 1, Note 7 to the consolidated financial statements of this Quarterly Report, which is incorporated herein by reference, amounted to $507.0 million at September 30, 2004 and is payable approximately as follows: $16.2 million in the remainder of 2004, $63.3 million in 2005, $67.2 million in 2006, $71.3 million in 2007, $75.6 million in 2008, and $213.4 million thereafter.

Including the senior notes, borrowings from Parent and senior secured credit facilities described in Part I, Item 1, Note 5 to the consolidated financial statements of this Quarterly Report, which is incorporated herein by reference, our notes payable and credit facilities mature as follows: $10.2 million in 2005, $10.2 million in 2006, $10.2 million in 2007, $252.9 million in 2008 and $3,003.3 million thereafter; however, these amounts do not reflect potential prepayments that may be required under the senior secured credit facilities.

Certain Relationships and Related-Party Transactions

The DIRECTV Group and affiliates. We enter into related-party transactions with The DIRECTV Group and certain of its affiliates as part of normal operations, which included the purchase of telemetry, tracking and control and other satellite services prior to The DIRECTV Group’s sale of PanAmSat Corporation on August 20, 2004. Prior to The DIRECTV Group’s sale of HNS’ set-top receiver manufacturing business to Thomson on June 22, 2004, we purchased DIRECTV receiving equipment and provided system access cards to HNS. We provide accounting and administrative services to The DIRECTV Group and certain of its affiliates and receive an allocation of employee benefit expenses from The DIRECTV Group. In addition, from time to time, we borrow amounts from The DIRECTV Group.

News Corporation and affiliates. Beginning December 23, 2003, with the completion of the News Corporation transactions, News Corporation and its affiliated companies are considered related parties. We purchase products and services from various affiliates of News Corporation. The products and services purchased include system access cards, rights to distribute live television programming, subscription services, broadcast engineering services and television advertising.

Effective March 1, 2004, NDS Limited, or NDS, a subsidiary of News Corporation, became the exclusive provider of DIRECTV conditional access products and services, including system access cards, a key component of the access security system in set-top receivers. NDS is responsible for developing and periodically replacing system access cards during the term of the agreement.

We discuss our related-party transactions in more detail in Part I, Item 1, Note 6 to the consolidated financial statements of this Quarterly Report, which is incorporated herein by reference.

Accounting Changes

Subscriber Acquisition, Upgrade and Retention Costs

Effective January 1, 2004, we changed our method of accounting for subscriber acquisition, upgrade and retention costs. See “Discussion of Significant Events Affecting Period to Period Comparability” above for further discussion.

Stock-Based Compensation

On January 1, 2003, we adopted the fair value based method of accounting for stock-based employee compensation of Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of SFAS No. 123.” See Part I, Item 1, Note 2 to the consolidated financial statements of this Quarterly Report for additional information, which is incorporated herein by reference.

Security Ratings

On August 9, 2004, Standard and Poor’s Rating Services affirmed its ratings on our senior secured credit facilities of BB and our $1.4 billion senior unsecured notes of BB-, removed the ratings from CreditWatch and assigned a positive outlook. In addition, there have been no updates from Moody’s Investor Services to our security ratings since our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 filed with the SEC on May 6, 2004.

ITEM 4.    CONTROLS AND PROCEDURES

DIRECTV carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q under the supervision and with the participation of management, including DIRECTV’s principal executive officer and DIRECTV’s principal financial officer, of the effectiveness of DIRECTV’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, DIRECTV’s principal executive officer and DIRECTV’s principal financial officer concluded that DIRECTV’s disclosure controls and procedures were effective as of September 30, 2004.

There has been no change in the DIRECTV’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during DIRECTV’s fiscal quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, DIRECTV’s internal control over financial reporting.

PART II – OTHER INFORMATION (UNAUDITED)

ITEM 1.    LEGAL PROCEEDINGS

(a) Material pending legal proceedings, other than ordinary routine litigation incidental to the business, or changes thereto, to which we became or were a party during the quarter ended September 30, 2004 or subsequent thereto, but before the filing of this report, are summarized below:

As previously reported, on May 18, 2001, plaintiffs Cable Connection, Inc., TV Options, Inc., Swartzel Electronics, Inc. and Orbital Satellite, Inc. filed a class action complaint against DIRECTV in Oklahoma State Court regarding commissions and certain charge back disputes on behalf of all DIRECTV dealers. The plaintiffs seek unspecified damages and injunctive relief. After several procedural hearings and orders, the matter is now pending before the American Arbitration Association.

(b) Previously reported legal proceedings which have been terminated during the third quarter ended September 30, 2004 are summarized below:

As previously reported, DIRECTV filed suit in California State Court, Los Angeles County, on June 22, 2001 against Pegasus Satellite Television, Inc., or Pegasus Satellite, and Golden Sky Systems, Inc., or Golden Sky, which we refer to collectively in this paragraph as Defendants. The action was subsequently removed to the U.S. District Court for the Central District of California. The lawsuit sought to recover money that Defendants owed DIRECTV under the parties’ Seamless Marketing Agreement. On May 24, 2004, the court entered judgment against Defendants and in favor of DIRECTV in the amount of approximately $63 million. As part of the purchase price paid by DIRECTV in the transaction with Pegasus described in more detail in Note 7 to the consolidated financial statements entitled “Acquisitions and Other Transactions,” which is incorporated by reference herein, DIRECTV received credit for the May 2004 judgment.

As previously reported, Pegasus Satellite and Golden Sky, which we refer to collectively in this paragraph as Plaintiffs, filed an action on January 11, 2000 against DIRECTV in the U.S. District Court for the Central District of California. The Plaintiffs alleged, among other things, that DIRECTV interfered with their contractual relationship with the National Rural Telecommunications Cooperative, or NRTC. The court entered final judgment which eliminated and dismissed all claims on June 2, 2004. Plaintiffs appealed the judgment but as described below, the appeal was dismissed and the action terminated as part of the Global Settlement Agreement.

As previously reported, Pegasus Satellite and Golden Sky, among others, which we refer to collectively in this paragraph as Debtors, filed a voluntary petition for Chapter 11 bankruptcy in the U.S. Bankruptcy Court, District of Maine, on June 2, 2004. Debtors also filed an Adversary Complaint in the bankruptcy court against DIRECTV, the NRTC, and various officers and directors of the NRTC. The complaint sought declaratory and injunctive relief, rescission of certain agreements between DIRECTV and NRTC, specific performance against NRTC, restitution, compensatory and punitive damages. On July 30, 2004, DIRECTV entered into certain arrangements with Pegasus Satellite and certain other related entities, which we collectively refer to in this paragraph as Pegasus, whereby DIRECTV agreed to purchase the primary direct broadcast satellite assets of Pegasus, including rights to all DIRECTV subscribers activated through Pegasus. As part of these arrangements, Pegasus Satellite Communications, Inc., Pegasus Communications Corporation, DIRECTV, The DIRECTV Group, Inc., NRTC, the creditors’ committee in Pegasus’ Chapter 11 proceedings and certain other parties entered into a Global Settlement Agreement pursuant to which such parties agreed, effective upon the closing of the asset sale, to release each other for the unsettled claims between the parties. The transactions were approved by the U.S. Bankruptcy Court, District of Maine, on August 27, 2004, and the transactions closed on August 27, 2004. As a result of the Global Settlement Agreement, all litigation described above with Pegasus, Golden Sky and the related entities has been terminated.

ITEM 6.    EXHIBITS

Exhibit Number		Exhibit Name
10.1	*	Asset Purchase Agreement, dated as of July 30, 2004, by and among Pegasus Satellite Television, Inc., Golden Sky Systems, Inc., and each other entity listed as a “Seller” on the signature pages thereto, DIRECTV, Inc., and, solely for purposes of Section 12.12 thereof, The DIRECTV Group, Inc. (incorporated herein by reference to Exhibit 10.1 to the Form 8-K of DIRECTV Holdings LLC filed on August 3, 2004).

10.2	*	Cooperation Agreement, dated as of July 30, 2004, by and among Pegasus Satellite Television, Inc. (on its own behalf and on behalf of its direct and indirect subsidiaries that are listed as a “Seller” on the signature pages to the Asset Purchase Agreement), and DIRECTV, Inc. (incorporated herein by reference to Exhibit 10.2 to the Form 8-K of DIRECTV Holdings LLC filed on August 3, 2004).

10.3	*	Global Settlement Agreement, dated as of July 30, 2004, by and among Pegasus Satellite Communications, Inc., Pegasus Communications Corporation, DIRECTV, Inc., National Rural Telecommunications Cooperative, the creditors’ committee in Pegasus’ Chapter 11 proceedings and certain other parties (incorporated herein by reference to Exhibit 10.3 to the Form 8-K of DIRECTV Holdings LLC filed on August 3, 2004).

10.4	*	Third Amendment to the Credit Agreement, dated as of September 27, 2004 among DIRECTV Holdings LLC, Deutsche Bank Trust Company Americas, as Administrative Agent, and Bank of America, N.A., as Syndication Agent (incorporated herein by reference to Exhibit 10.1 to the Form 8-K of DIRECTV Holdings LLC filed on September 30, 2004).

31.1	**	Certification of the Chief Executive Officer of DIRECTV Holdings LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Section 302”).

31.2	**	Certification of the Chief Financial Officer of DIRECTV Holdings LLC pursuant to Section 302.

31.3	**	Certification of the Chief Executive Officer of DIRECTV Financing Co., Inc. pursuant to Section 302.

31.4	**	Certification of the Chief Financial Officer of DIRECTV Financing Co., Inc. pursuant to Section 302.

32.1	**	Certification of the Chief Executive Officer of DIRECTV Holdings LLC pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (“Section 906”).

32.2	**	Certification of the Chief Financial Officer of DIRECTV Holdings LLC pursuant to Section 906.

32.3	**	Certification of the Chief Executive Officer of DIRECTV Financing Co., Inc. pursuant to Section 906.

32.4	**	Certification of the Chief Financial Officer of DIRECTV Financing Co., Inc. pursuant to Section 906.

*	Incorporated by reference
**	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIRECTV HOLDINGS LLC (Registrant)

Date: November 4, 2004	By:	/s/ MICHAEL W. PALKOVIC
Michael W. Palkovic Executive Vice President and Chief Financial Officer

DIRECTV FINANCING CO., INC. (Registrant)

Date: November 4, 2004	By:	/s/ MICHAEL W. PALKOVIC
Michael W. Palkovic Executive Vice President and Chief Financial Officer