Form 10-K
period 2004-12-31
DIRECTV FINANCING CO INC; DIRECTV HOLDINGS LLC
filed 2005-03-01
CIK 1234307, 1234308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

State the aggregate market value of the voting and non-voting common equity held by non affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. None.

The registrant has met the conditions set forth in General Instruction I (1)(a) and (b) of Form 10-K and is therefore filing this Annual Report on Form 10-K with the reduced disclosure format.

CAUTIONARY STATEMENT FOR PURPOSE OF THE “SAFE HARBOR” PROVISIONS OF

THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K may contain certain statements that we believe are, or may be considered to be, “forward-looking statements,” within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as we “believe,” “estimate,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “project” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from historical results or from those expressed or implied by the relevant forward-looking statement. Risk factors which could cause actual performance and future actions to differ materially from forward-looking statements made herein include, among others, the following:

•	we compete with other multi-channel video programming distributors, or MVPDs, some of whom have greater resources and increasing levels of competition could materially adversely affect our ability to grow and increase earnings;

•	we depend on the Communications Act for access to cable-affiliated programming and changes impacting that access could materially adversely affect us;

•	regulatory carriage requirements may negatively affect our ability to deliver local broadcast stations, as well as other aspects of our business;

•	loss of Federal Communications Commission, or FCC, licenses and other regulatory approvals critical to our business could materially adversely affect us;

•	we depend on others to produce programming and if the costs of such programming increase more than anticipated, it could materially adversely affect our financial performance;

•	higher than anticipated subscriber acquisition costs could materially adversely affect our financial performance;

•	higher than anticipated subscriber churn or subscriber upgrade or retention costs could materially adversely affect our financial performance;

•	satellite programming signals have been stolen and may be stolen in the future, which could result in lost revenues and would cause us to incur incremental operating costs;

•	construction or launch delays on satellites could materially adversely affect our revenues and earnings;

•	our satellites are subject to significant launch and operational risks which could materially adversely impact our ability to provide our service;

•	if the cost of commercial insurance coverage on our satellites is too high, we may forego insurance coverage and the loss of a satellite that is not insured could materially adversely affect our earnings;

•	to remain competitive, we must keep pace with technological developments and our ability to do so is uncertain;

•	failure to protect necessary intellectual property we own, dependence on third party intellectual property or inadvertent infringement of patents and proprietary rights of others could materially adversely affect our ability to provide service or result in significant liability;

•	we are subject to numerous contractual constraints on our ability to raise additional debt;

•	weaknesses in the U.S. economy may harm our business;

•	future acquisitions, strategic partnerships and divestitures may involve additional uncertainties;

•	we are party to various lawsuits, which are subject to uncertainties and for which the outcome cannot be predicted with assurance; and

•	we may face other risks described from time to time in periodic reports filed by us with the Securities and Exchange Commission, or SEC.

We urge you to consider these factors carefully in evaluating forward-looking statements. The forward-looking statements included in this Annual Report are made only as of the date of this Annual Report and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

PART I

ITEM 1.	BUSINESS

Description of Our Business

We are a wholly-owned subsidiary of The DIRECTV Group, Inc., which we sometimes refer to as The DIRECTV Group or Parent. We are the largest provider of direct-to-home, or DTH, digital television services and the second largest MVPD provider in the United States, in each case based on the number of subscribers. We provide our customers with access to hundreds of channels of digital-quality video pictures and CD-quality sound programming that are transmitted directly to our customers’ homes or businesses via high-powered geosynchronous satellites.

We believe we provide one of the most extensive collections of programming available in the MVPD industry. We currently distribute to our customers more than 1,200 digital video and audio channels, including about 130 basic entertainment channels, 31 premium movie channels, over 35 regional and specialty sports networks, an aggregate of over 1,000 local channels, over 50 Spanish and other foreign language special interest channels, up to 55 pay-per-view movie and event choices and seven national high-definition television, or HDTV, channels as well as network high-definition programming in certain local markets. Although we distribute over 1,000 local channels, a customer generally receives only the local channels in the customer’s home market. We currently provide local channel coverage to approximately 130 markets, or about 92% of U.S. television households.

We also provide premium professional and collegiate sports programming such as the NFL SUNDAY TICKET™ package, which allows subscribers to view the biggest selection of NFL games available each Sunday during the regular season. Under our contract with the NFL, we have exclusive rights to provide this service through 2010, including rights to provide related high-definition and interactive services.

To subscribe to the DIRECTV® service, customers acquire receiving equipment from us or through one of our national retailers as well as independent satellite television retailers, dealers and regional Bell operating companies, or RBOCs.

The receiving equipment consists of a small receiving satellite dish antenna, a digital set-top receiver and a remote control, which is referred to as a DIRECTV® System. After acquiring and installing a DIRECTV System, customers activate our service by calling us and subscribing to one of our programming packages.

Key Strengths

Our business is characterized by the following key strengths:

•	Large Subscriber Base. We are the largest provider of DTH digital television services and the second largest MVPD provider in the United States, in each case based on the number of subscribers. We believe that our large subscriber base provides us with the opportunity to obtain programming on favorable terms and secure unique and exclusive programming. We also believe that our large subscriber base contributes to achieving other economies of scale in areas such as DIRECTV System equipment purchasing, customer service and broadcast operations.

•	Leading Brand Name. Results from a study we commissioned in 2004 indicated that over 85% of consumers in the United States are aware of the DIRECTV service. We believe the strength of our brand is an important factor in our ability to attract new customers. In addition, we believe our recognized brand name enhances our ability to secure strategic alliances with programmers, distributors and other technology and service providers.

•

High-Quality Digital Picture and Sound. Our video and audio programming is 100% digitally delivered, providing customers with digital-quality video pictures and CD-quality sound. We believe this compares favorably with cable providers that continue to offer popular programming in an analog format and only offer a limited selection of digital channels for an additional fee.

•	Substantial Channel Capacity and Programming Content. As a result of our significant channel capacity, we believe we are able to deliver to our customers one of the widest selections of local and national programming available today in the United States, including exclusive programming such as the NFL SUNDAY TICKET package and international programming such as the DIRECTV PARA TODOS® service, which is designed for Spanish-speaking customers in the United States.

•	Superior Customer Service. We have attained top rankings in customer satisfaction studies for our industry, including being ranked #1 among satellite and cable TV companies for the last three years according to the American Customer Satisfaction Index conducted by the University of Michigan. We believe that providing high-quality customer service is an important element in minimizing our subscriber disconnection, or churn, and attracting new subscribers.

•	Valuable Orbital Slots and Satellite-Based Technology. We believe our regulatory authorization to use desirable orbital slots and broadcast spectrum helps sustain our position as one of the leading companies in the MVPD industry. The FCC has designated three direct broadcast satellite, or DBS, orbital slots in the Ku-Band spectrum that provide full coverage across the 48 contiguous states of the United States, often referred to as CONUS coverage. Within these three orbital slots, there are 96 assigned DBS frequencies. We hold licenses to broadcast our services from 46 of these 96 DBS frequencies. In addition, The DIRECTV Group holds additional licenses in the Ka-Band spectrum which we intend to use primarily for the broadcast of high-definition programming.

Our satellite-based service provides us with many advantages over ground-based cable television services, including the ability to distribute hundreds of channels to millions of recipients nationwide with minimal incremental infrastructure cost per additional subscriber, comprehensive coverage to areas with low population density in the United States and the ability to quickly introduce new services to a large number of customers.

•	Association with a Leading Global Media Company. With The News Corporation Limited, or News Corporation, a leading global media company, owning 34% of the outstanding common stock of The DIRECTV Group through its 82% owned subsidiary, Fox Entertainment Group, Inc., we are associated with a company that has unrivaled experience in developing and managing successful pay-television platforms around the world. We believe that our association with News Corporation will continue to improve our competitive position and growth prospects.

Business Strategy

Our overall goal is to provide customers with the best television experience in the United States. Our strategy focuses on offering our customers differentiated and exclusive content, attaining leadership in technology and enhancing our sales and marketing, distribution and customer service.

•	Offer Differentiated and Exclusive Content. To fulfill our goal, we believe we must have the most extensive collection of valuable programming services available. We will improve our programming service by expanding our HDTV programming, introducing new interactive services, continuing to distribute local channel programming to additional markets, enhancing our new electronic program guide and expanding our international programming. For example, in November 2004, we announced an agreement with the NFL to extend our exclusive rights to carry the NFL SUNDAY TICKET package through the 2010 season. In addition, we gained the right to develop and significantly expand the package and expect to introduce innovative new features, interactive services and expanded programming for NFL SUNDAY TICKET package subscribers.

•

Expand HDTV Programming. We launched our DIRECTV HD programming package on July 1, 2003, and currently offer seven national HDTV channels, network HDTV programming from FOX, ABC, CBS and NBC in their owned and operated markets as well as several NFL games through our NFL SUNDAY TICKET package. In September 2004, we announced plans to launch four new satellites that will provide us with the capacity to offer greatly expanded HDTV programming, including local HDTV programming. The first two of these satellites, SPACEWAY 1 and SPACEWAY 2, are expected to launch by mid-2005 and will have the capability to provide HDTV programming to over half of U.S. television households. The next two satellites, DIRECTV 10 and DIRECTV 11, are expected to launch in 2007. In total, these four new satellites will be capable of broadcasting more than 1,500 local and 150 national high-definition channels to all U.S. television households, although a customer receiving local high-definition channels will generally only receive such channels in the customer’s home market.

•	Introduce New Enhanced and Interactive Services. We believe that enhanced and interactive services will become an important part of the DIRECTV customer experience. For example, we recently launched three new DIRECTV Mix Channels (one each for news, sports and kids) that enable customers to view up to six live channels in each genre all on one screen. In addition, we intend to launch DIRECTV Active™ in the first quarter of 2005, which will offer services such as local weather information, financial market summaries and other interactive services. We also plan to add Mix Channels and interactive services to the NFL SUNDAY TICKET package and we are developing services that will use the digital video recorder, or DVR, to provide content-on-demand services.

•	Expand Local Channel Service. Over the last several years, expanded local channel service has been a significant driver of our growth. In general, we attain greater subscriber growth, lower churn and higher average monthly revenue per subscriber, or ARPU, in those markets where we deliver local channels to subscribers. As of December 31, 2004, we offered local channels to over 100 million television households in approximately 130 markets representing about 92% of all U.S. television households. In 2005, we plan to introduce local channels to an additional nine markets representing approximately 1.7 million television households.

•	Enhanced Electronic Program Guide. We believe it is essential for customers to be able to navigate easily through the hundreds of channels that we offer. In 2004, we introduced an improved on-screen electronic program guide with enhanced features for viewing, navigating and searching for programs. We intend to continue to improve the electronic program guide by periodically downloading (through our satellites) software enhancements.

•	Expand International Programming. We plan to continue to expand our international programming because we believe there is a large underserved market for these services in the United States. In 2004, we added a total of 15 new international channels and now offer over 50 international channels. In addition, we significantly enhanced our DIRECTV PARA TODOS service by adding new exclusive channels and introducing more compelling programming packages.

•	Technology Leadership. We believe that technological leadership will be important to our ability to introduce services that are easy to use and customer-friendly and also reduce costs. We believe that advancements in our technology will lead to more standardized set-top receivers, enhanced DVRs, expanded high-definition programming, a whole-house entertainment solution, improved channel compression and reduced signal theft.

•	Standardize Set-top Receivers and Remote Controls. We believe that a standardized set-top receiver and remote control is an important contributor to customer satisfaction. In 2004, authorized manufacturers of DIRECTV equipment began migrating to a new standardized specification that we designed to improve the overall DIRECTV customer experience. Under this new strategy, the DIRECTV brand is the prominent brand on all DIRECTV equipment, replacing the various consumer electronics brand names historically shown on DIRECTV equipment. In addition, by incorporating a common technology standard into the design and manufacture of the DIRECTV set-top receivers along with other efficiencies, we believe we can drive manufacturing costs lower while bringing newly-developed or enhanced features and functionality to market more quickly.

•	Enhance Digital Video Recorders. A cornerstone of our strategy is to use set-top receivers that incorporate DVR technology. These products digitally record television programs without videotape and allow customers to pause and rewind live television, create their own television programming line-ups based on personal preferences and watch one live program while simultaneously recording another. We currently have a non-exclusive arrangement with TiVo Inc. to provide DVR functionality in selected set-top receivers. Beginning in 2005, we intend to offer enhanced DVRs using technology from TiVo and other third parties that provide us the capability to offer interactive services and provide more storage capacity for our customers.

•	Introduce DIRECTV Home Media Center. We plan to introduce the DIRECTV Home Media Center in late 2005. This whole-house entertainment solution will allow our customers to access content, which is expected to include digitally-recorded video, digital photos and digital music, seamlessly from all television sets in a household. The DIRECTV Home Media Center, which will have the most technologically-advanced DIRECTV receiver developed, will provide DVR functionality throughout the home and support high-definition and standard-definition video signals.

•	Improve Channel Compression. We, along with several technology partners, are developing advanced transmission and video compression capabilities to help us significantly expand all of our standard and high-definition video offerings by allowing us to provide more channels using the same transponder capacity.

•	Reduce Signal Theft. We have undertaken and will continue to undertake various initiatives with respect to our conditional access system to further enhance the security of the DIRECTV signal. To help combat signal theft, we are providing our customers with more advanced access cards that we believe significantly enhances the security of the DIRECTV signal. In addition, we continue to seek out and prosecute signal thieves with our own internal efforts and with the support of local, state and federal law enforcement agencies.

•	Enhanced Sales and Marketing, Customer Service and Distribution. We also intend to drive subscriber growth by continuing to expand our distribution while enhancing our sales and marketing along with customer service.

•	Expand Distribution. While we expect to maintain our strong relationships with our core retailers and dealers, we also will continue to develop and strengthen our direct sales channels and strategic marketing alliances with RBOCs, such as BellSouth, Verizon, Qwest and other telephone service providers. In addition, we expect to significantly improve our sales and distribution in the former National Rural Telecommunications Cooperative, or NRTC, territories as a result of our purchase of the NRTC distribution rights in the second half of 2004.

•	Enhance Sales and Marketing. We expect to achieve continued strong subscriber growth through aggressive marketing and promotion that will exploit the strength of the DIRECTV brand.

•	Improve Customer Service. We expect to continue to focus on improving customer service in 2005. By selectively in-sourcing specific customer service functions, we plan to assume more accountability and control of our customers’ experiences. For example, in the second half of 2004, we opened two new owned and operated customer call centers. In 2005, we plan to expand company owned and operated call centers and continue to enhance telephone-based and web-based self-care capabilities. These additions are expected to enhance customer convenience and heighten overall customer service.

Infrastructure

Satellites. We currently use a fleet of six satellites to broadcast our service from our 101 degrees west longitude, or WL, 110 WL and 119 WL orbital locations. We also broadcast from 72.5 WL under our arrangement with Telesat Canada, or Telesat, Industry Canada and the FCC. Additionally, we broadcast from 95 WL using transponders on a satellite we lease. Most of our programming is distributed from 101 WL.

The FCC licensed us to operate 46 DBS frequencies at various orbital positions including 32 frequencies at the 101 WL orbital location, 11 frequencies at the 119 WL orbital location, and three frequencies at the 110 WL orbital location. In the third quarter of 2004, we obtained final approval from Industry Canada and the FCC to use the 72.5 WL orbital location. As a part of our arrangement with Telesat, we transferred our DIRECTV 3 satellite, which was previously used as an in-orbit spare, to the 82 WL orbital location for use by Telesat and relocated our DIRECTV 5 satellite to the 72.5 WL orbital location, where we broadcast our service using 16 frequencies.

Satellites Under Construction. We currently have seven satellites under construction. DIRECTV 8, which is expected to launch in the second quarter of 2005, will provide backup capacity at the 101 WL orbital location. DIRECTV 9S, which is expected to launch in the first quarter of 2006, will provide backup capacity at the 101 WL and 119 WL orbital locations.

In the third quarter of 2004, we announced a plan for five new next-generation satellites. We plan to launch SPACEWAY 1 and SPACEWAY 2 by mid-2005. We also plan to launch DIRECTV 10 and DIRECTV 11 in 2007. These four satellites will provide us with increased capability for local and national high-definition channels, as well as capacity for new interactive and enhanced services and standard-definition programming. Once launched, these satellites will operate from The DIRECTV Group’s Ka-band orbital locations. In addition, DIRECTV 12S is also being built and will serve as a ground spare.

Digital Broadcast Centers. To gather programming content, ensure its digital quality, and transmit that content to our satellites, we built two digital broadcast centers, located in Castle Rock, Colorado and Los Angeles, California. Almost all of the functions necessary to provide satellite-delivered services occur at these digital broadcast centers. Programming comes to the broadcast centers from our content providers via satellite, fiber optic cable and/or special tape. Most satellite-delivered programming is then immediately digitized, encoded and uplinked to our satellites. Each broadcast center was designed with redundant systems to minimize service interruptions from that location due to unforeseen circumstances.

Installation Network. Our DIRECTV HOME SERVICES® installation and service network performs service call work and approximately 40% of all new professional customer installations through 14 outsourced companies with over 12,000 technicians around the United States. For these outsourced companies, we set the installation and service standards, perform quality control, manage inventory and monitor the overall service network performance. In addition, we and our retailers also utilize employer-based or contract installation providers, which perform the remainder of all new professional customer installations.

Customer Service Centers. We currently use 17 customer service centers employing approximately 12,000 customer service representatives. Fourteen of these customer service centers, employing approximately 9,000 customer service representatives, are operated by Convergys Customer Management Group, Inc., Precision Response Corporation and ClientLogic Operating Corporation. We own three customer service centers located in Boise, Idaho, Tulsa, Oklahoma and Huntsville, Alabama that employ approximately 3,000 customer service representatives. Potential and existing subscribers can call a single telephone number 24 hours a day, seven days a week, to request assistance for hardware, programming, installation and technical support. We continue to increase the functionality of telephone-based and web-based self-care features in order to better manage customer service costs and improve service levels.

Satellite Insurance

We use launch and in-orbit insurance to mitigate the potential financial impact of satellite fleet launch and in-orbit failures unless the premium costs are considered to be uneconomical relative to the risk of satellite failure. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite.

Launch Insurance. Launch insurance typically covers the time frame from intentional ignition of the launch vehicle through separation of the satellite from the launch vehicle. For example, if the satellite is lost during launch or the satellite fails to achieve the proper orbital location, we would expect to receive payment for the full insured amount. If the satellite experiences a partial loss of its communications capacity as a result of a launch vehicle malfunction, we would expect to receive payment for a portion of the insured amount.

The premium on a launch insurance policy can vary considerably based on the past historical performance of the launch vehicle and other market conditions. Based upon our experience, premiums in the industry generally range from 15% to 30% of the insured amount for a policy covering the launch and one year of in-orbit coverage thereafter. Payment for launch insurance policies is made prior to launch.

We have been evaluating whether to purchase launch insurance for the three satellites we expect to launch in 2005 (SPACEWAY 1, SPACEWAY 2 and DIRECTV 8). Although we have purchased launch insurance for all of our previous satellites, based on information relating to premiums for such insurance and other considerations, we currently anticipate that we will not purchase launch insurance for any of these satellites. However, we may reconsider this decision for any or all such satellites, prior to launch.

In-Orbit Insurance. As of December 31, 2004, we had in-orbit insurance coverage for an aggregate amount of approximately $466 million for two of our satellites in orbit. In-orbit insurance coverage is typically for an amount comparable to launch insurance levels and generally decreases over time, based on the declining book value of the satellite. Historically, in-orbit policies have covered a period ranging from one to five years. Based on our experience, insurers today typically offer in-orbit policies that last one year or less. In-orbit policies generally provide for payment of the full insured amount if the satellite fails to maintain orbit, the satellite fails to perform in accordance with certain design specifications or 75% or more of the satellite’s communications capacity is lost. In addition, in-orbit policies generally provide for partial payment of losses if less than 75% of the satellite’s communications capacity is lost, in each case subject to applicable deductions and exclusions.

Based upon our experience, the premium for an in-orbit policy often varies from 2% to 3% per year of the insured amount. However, the premium can exceed this range depending upon the historical performance of a satellite model, the current health status of the satellite and the introduction of new satellite technology. We do not currently expect to purchase in-orbit insurance for the three satellites we are planning to launch in 2005.

NRTC and Pegasus Acquisitions

Pursuant to an agreement entered into in 1992 with the NRTC, the NRTC had the exclusive right to distribute DIRECTV services transmitted from 27 of the 32 frequencies located at 101 WL to customers located primarily in rural areas of the United States. The NRTC separately contracted with its members and affiliates, including Pegasus Satellite Television, Inc., or Pegasus, to provide them with rights to market and sell these services. The NRTC paid us a fee on the revenues from these services, which were branded using the DIRECTV name pursuant to a trademark license agreement between us and the NRTC. We had also separately contracted with the NRTC and Pegasus, the NRTC’s largest affiliate, and permitted each of them to market and sell services, including premium services, transmitted from the other five frequencies located at the 101 WL orbital slot, as well as frequencies located at our 110 WL and 119 WL orbital slots. For these separately contracted services, the NRTC and Pegasus paid us a percentage of the subscriber revenues they generated.

In 1999, the NRTC filed various lawsuits against us, and in 2000, the NRTC members, as a class, and Pegasus separately, filed various lawsuits against us. These lawsuits alleged, among other things, that we breached the above-described agreement and sought damages and other relief. In August 2003, the NRTC and the class agreed to a settlement, which was approved by the court in January 2004. The Pegasus claims then remained outstanding.

Separately in 2001, we sued Pegasus to recover $54 million plus interest, which we claimed Pegasus owed us under the marketing agreement. In May 2004, judgment in our favor in the amount of $63 million was entered and on June 1, 2004 Pegasus’ claims against us were dismissed by the court.

Effective June 1, 2004, we and the NRTC agreed to end the NRTC’s exclusive DIRECTV service distribution agreement and all related agreements. As consideration, we agreed to pay the NRTC $4.4 million per month through June 2011. As a result of this agreement, we now have the right to sell our services in all territories across the United States. Additionally, we provided the NRTC’s 96 members and affiliates who possessed such distribution rights, excluding Pegasus, the option to retain their subscribers with substantially the same terms and conditions as they had prior to the NRTC transaction, or sell their subscribers to us for $1,050 per subscriber payable at the member’s option in a lump-sum or over seven years plus interest. All such NRTC members and affiliates, representing approximately 357,000 subscribers, excluding Pegasus, elected to sell their subscribers to us. As part of this agreement, we provided the selling members and affiliates, along with NRTC members who were not currently engaged in DIRECTV service distribution, the rights to execute a DIRECTV retailer agreement and, if desired, a DIRECTV service agreement. The DIRECTV service agreement contains the terms upon which such parties provide customer service and billing to those DIRECTV customers they activate.

On June 2, 2004, Pegasus and certain affiliated entities filed a voluntary petition for Chapter 11 bankruptcy and also filed various claims against us, The DIRECTV Group and the NRTC. On July 30, 2004, we entered into certain arrangements with Pegasus and certain other related entities, whereby we agreed to purchase the primary DBS assets of Pegasus, including rights to all DIRECTV subscribers activated through Pegasus. As part of these arrangements, we along with Pegasus, certain affiliated entities, The DIRECTV Group, NRTC, the creditors’ committee in Pegasus’ Chapter 11 proceedings and certain other parties entered into a Global Settlement Agreement pursuant to which such parties agreed, effective upon the closing of the asset sale, to release each other for the unsettled claims between the parties. The transactions were approved by the bankruptcy court and completed on August 27, 2004. In these transactions, we acquired approximately 1.1 million subscribers activated through Pegasus and certain other assets and we paid $773.0 million in cash, which is the total purchase price net of amounts owed by Pegasus for programming and other services and the May 2004 $63 million judgment in our favor.

For further discussion of the legal proceedings, see Part II, Item 8, Note 17 to the consolidated financial statements of this Annual Report, which we incorporate herein by reference.

Competition

Our industry is highly concentrated and we face substantial competition. Our competition includes companies that offer video, audio, interactive programming, telephony, data and other entertainment services, including cable television, wireless companies, DTH companies, RBOCs and companies that are developing new technologies. Many of our competitors have access to substantially greater financial and marketing resources than we have. We believe that the quality and variety of video, audio and interactive programming, quality of picture, access to service, availability of a broadband Internet service, customer service and price are the key elements for gaining and maintaining market share.

•	Cable Television. We encounter substantial competition in the MVPD industry from cable television companies. Most cable television operators have a large, established customer base, and many have significant investments in companies that provide programming content. According to the National Cable & Telecommunications Association, as of the end of 2004, 108 million of the 110 million U.S. television households, or 97%, are passed by cable. Of the 110 million U.S. television households, approximately 74 million, or 67%, are currently subscribers to cable. In addition, most cable providers are completing network upgrades that allow for enhanced service offerings such as digital cable, high-definition local channels, broadband Internet access and telephony services. Cable companies bundle these services with their basic services, offering discounts and providing one bill to the consumer.

•	Other DBS and Direct-To-Home Satellite System Operators. Our primary DBS competitor is EchoStar Communications Corporation, or EchoStar. We also face competition from Cablevision Communications, Inc., which launched commercial service of VOOM, focused on high-definition programming, through its Rainbow DBS unit in the fourth quarter of 2003. EchoStar announced an agreement to purchase certain of VOOM’s DBS assets and licenses on January 20, 2005.

Other domestic and foreign satellite operators also have proposed to offer DTH satellite service to U.S. customers using U.S.-licensed satellite frequencies or foreign-licensed frequencies that have the ability to cover the United States. SES Americom, Inc., or SES, for example, is the licensee of U.S. frequencies that can be used to offer direct-to-home service, and has petitioned the FCC for a declaratory ruling to allow it to provide DBS service using frequencies assigned to it by the Government of Gibraltar and the United Kingdom.

•	RBOCs. Recently, several RBOCs have announced plans to spend billions of dollars to upgrade their infrastructure by replacing their older copper wire telephone lines with high-speed fiber optic lines. If deployed successfully, these fiber lines will provide the RBOCs with significantly greater capacity enabling them to offer new and enhanced services such as video programming and Internet access at much greater speeds. In the fourth quarter of 2004, SBC announced plans to upgrade approximately 18 million of its customers by 2007 and Verizon announced a target of three million upgraded homes by the end of 2005. Similar to the cable companies, the RBOCs expect to offer their customers multiple services at a discount on one bill.

•	Terrestrial Ku-Band Multi-channel Video and Data Distribution Services (MVDDS). In January 2004, the FCC commenced an auction for licenses to transmit video and data applications terrestrially in Ku-band frequencies that support DBS operations. Two companies, DTV Norwich, affiliated with Cablevision, and South.com, affiliated with EchoStar, among others, purchased licenses to use this spectrum in selected cities across the United States, which will likely be used to complement EchoStar’s other DBS offerings. Other auction winners may use this spectrum to offer terrestrial video or broadband services in competition with us. Tests sponsored by the FCC have shown that the terrestrial use of this spectrum may interfere with the programming signals we deliver to our customers, which we believe could delay or prevent the initiation of the new terrestrial video or broadband services.

•	Other Terrestrial Wireless and Wired Providers. Broadband services providers, wireless cable systems, private cable or satellite master antenna television systems, and video services currently offer or could offer in the future MVPD and program distribution technologies in competition with us.

•	VHF/UHF Broadcasters. Most areas of the United States can receive traditional terrestrial VHF/UHF television broadcasts of between three and ten channels. These broadcasters are often low to medium power operators with a limited coverage area and provide local, network and syndicated programming typically free of charge. The FCC has allocated additional digital spectrum to licensed broadcasters. At least during a transition period, each existing television station will be able to retain its present analog frequencies and also transmit programming on a digital channel that may permit multiple programming services per channel.

Government Regulation

We are subject to U.S. government regulation, primarily by the FCC and, to a certain extent, by Congress, other federal agencies, state and local authorities and the International Telecommunications Union, or ITU, a specialized agency of the United Nations within which governments and the private sector coordinate global telecommunications networks and services. Depending upon the circumstances, noncompliance with legislation or regulations promulgated by these entities could result in the suspension or revocation of our licenses or registrations, the termination or loss of contracts or the imposition of contractual damages, civil fines or criminal penalties.

This section sets forth a summary of regulatory issues pertaining to our operations and is not intended to describe all present and proposed government regulation and legislation affecting the MVPD industry or our business.

FCC Regulation Under the Communications Act. The Communications Act gives the FCC broad authority to regulate the operations of our company.

The ownership and operation of our DBS/DTH system is regulated by the FCC primarily for:

•	the licensing of DBS and DTH satellites, earth stations and ancillary authorizations;

•	the assignment of frequencies and orbital slots, the relocation of satellites to different orbital locations or the replacement of an existing satellite with a new satellite;

•	compliance with the terms and conditions of assignments and authorizations, including required timetables for construction and operation of satellites;

•	avoidance of interference by and to DBS/DTH operations with operations of other entities that make use of the radio spectrum; and

•	compliance with the Communications Act and FCC rules governing U.S.-licensed DBS and DTH systems.

The FCC grants authorizations to satellite operators that meet its legal, technical and financial qualification requirements. The FCC conditions such authorizations on satisfaction of ongoing due diligence, construction, reporting and related obligations.

All of our satellites and earth stations are licensed by the FCC. While the FCC generally issues DTH space station licenses for a fifteen-year term, DBS space station and earth station licenses are generally issued for a ten-year term, which is less than the useful life of a healthy direct broadcast satellite. Upon expiration of the initial license term, the FCC has the option to renew a satellite operator’s license or authorize an operator to operate for a period of time on special temporary authority, or decline to renew the license. If the FCC declines to renew the operator’s license, the operator is required to cease operations and the frequencies it was previously authorized to use would revert to the FCC.

Currently we have several applications pending before the FCC, including applications to offset our Ka-band DTH satellites slightly from their nominal 99 WL and 103 WL orbital locations, to launch and operate DIRECTV 10 and DIRECTV 11, our two next-generation Ka-band DTH satellites, and to extend or waive certain milestones with respect to our Ka-band authorizations. In general, the FCC’s approval of these applications is required for us to continue to expand our offering of local-into-local service (as described below) in high-definition format into additional local television markets. We may not obtain these approvals in a timely fashion or at all.

As a DBS/DTH licensee and operator we are subject to a variety of Communications Act requirements, FCC regulations and copyright laws that could materially affect our business. They include the following:

•

Local-into-Local Service and Limitation on Retransmission of Distant Broadcast Television Signals. The Satellite Home Viewer Improvement Act, or SHVIA, allows satellite carriers to retransmit the signals of local broadcast television stations in the stations’ local markets without obtaining authorization from the holders of copyrights in the individual programs carried by those stations. Another portion of SHVIA, as recently amended by the Satellite Home Viewer Extension and Reauthorization Act of 2004, or SHVERA, also permits satellite retransmission of distant network stations (those that originate outside of a satellite subscriber’s local television market) only to “unserved households.” A subscriber qualifies as an “unserved household” if he or she cannot receive, over the air, a signal of sufficient intensity from a local station affiliated with the same network, or falls into one of a few other very limited exceptions. SHVERA imposes a number of new notice and reporting requirements, and also permits satellite retransmission of distant stations in neighboring markets where they are determined by the FCC to be “significantly viewed.” In implementing SHVIA, the FCC has required satellite carriers to delete certain programming, including sports programming, from the signals of certain distant stations. In addition, the FCC’s interpretation, implementation and enforcement of other provisions of SHVIA and SHVERA, as well as judicial decisions interpreting and enforcing these laws, could hamper our ability to retransmit distant network and superstation signals, reduce the number of our existing or future customers that can qualify for receipt of these signals, impose costs on us in connection with the process of complying with the rules, or subject us to fines, monetary damages or injunctions. In addition, the FCC’s sport blackout requirements, which apply to all distant network signals, may require costly upgrades to our system.

•	Must Carry Requirement. SHVIA also imposes a must carry obligation on satellite carriers. This must carry obligation requires satellite carriers that choose to take advantage of the new statutory copyright license in a local market to carry upon request the signals of all television broadcast stations within that local market, subject to certain limited exceptions. The FCC has implemented SHVIA’s must carry requirement and adopted further detailed must carry rules covering our carriage of both commercial and non-commercial broadcast television stations. These rules generally require us to carry all of the local broadcast stations requesting carriage in a timely and appropriate manner in markets in which we choose to retransmit the signals of local broadcast stations. We have limited capacity, and the projected number of markets in which we can deliver local broadcast programming will continue to be constrained because of the must carry requirement and may be reduced depending on the FCC’s interpretation of its rules in pending and future rulemaking and complaint proceedings, as well as judicial decisions interpreting must carry requirements. For example, the FCC is currently assessing whether cable operators, and possibly DBS operators, must engage in “dual carriage” of local broadcast signals as these broadcasters upgrade their signals to digital transmission. In addition, the FCC is assessing the degree to which satellite carriers are capable of carrying HDTV signals, or multicast digital standard-definition channels, of local broadcasters, and the extent to which the Communications Act requires mandatory carriage of such signals. Compliance with must carry rules may also mean that we may not be able to use capacity that could otherwise be used for new or additional national programming services.

•	Public Interest Requirement. Under a requirement of the Communications Act, the FCC has imposed certain public interest obligations on DBS operators, including a requirement that such providers set aside four percent of channel capacity exclusively for noncommercial programming of an educational or informational nature, for which we must charge programmers below-market rates and for which we may not impose additional charges on subscribers. FCC rules also require us to comply with a number of political broadcasting requirements to which broadcasters are subject under the Communications Act. We believe that we are in compliance with all of these requirements, but some of them require our interpretations, which we believe are reasonable and consistent with industry practice. However, if we are challenged, the FCC may not agree with our interpretations. In addition, the FCC could, in the future, attempt to impose additional public interest or content requirements on us, for example, by seeking to impose its rules on indecent programming and children’s programming.

•	Geographic Service Rules. The FCC requires DBS licensees to comply with certain geographic service obligations intended to foster the provision of DBS service to subscribers residing in the states of Alaska and Hawaii. We believe that we are in compliance with these rules, but the State of Hawaii has filed a petition for administrative sanctions against us taking a contrary view, and urging the FCC to take enforcement action against us. A satellite television dealer named MicroCom has also requested the FCC to examine our quality of service to Alaska and Hawaii. We cannot be sure that the FCC will agree with our view that we are in compliance with the agency’s geographic services rules, or that the FCC will not require us to make potentially cumbersome and costly changes to our offerings.

•

Spectrum Allocation and License Assignment Rules. We depend upon the FCC’s allocation of sufficient DBS frequencies and assignment of DBS licenses in order to operate our business. DBS frequencies and available DBS orbital locations capable of supporting our business have become increasingly scarce. While we have obtained additional DTH service capacity and continue to explore new sources of DBS/DTH capacity, there can be no assurance that we will obtain further capacity. In addition, unlike other satellite services, the FCC has moved to a system of competitive bidding to assign licenses for additional DBS frequencies. For example, the FCC has announced an auction of the two remaining DBS frequencies at an eastern DBS orbital location, but has determined that any licensee currently operating satellites at an orbital location capable of providing DBS service to all 50 states will be ineligible to participate in that auction or obtain control over those frequencies for a period of four years. There can be no assurance that we will be deemed eligible to participate in future auctions, or that if we participate we will prevail and obtain additional DBS capacity.

•	Rules Governing Co-Existence With Other Satellite and Terrestrial Services and Service Providers in the MVPD Industry. The FCC has adopted rules to allow non-geostationary orbit fixed satellite services to operate on a co-primary basis in the same frequency band as the one used by direct broadcast satellite and Ku-band-based fixed satellite services. In the same proceeding, the FCC concluded that MVDDS can share spectrum with DBS operators on a non-interference basis, and adopted rules and a method for assigning licenses in that service, as well. While the FCC has established service and technical rules to govern the non-geostationary orbit and MVDDS services to protect DBS operations from harmful interference, these rules may not be sufficient to prevent such interference, and the introduction of such services into spectrum used by us for DBS service may have a material adverse impact on our operations. A number of aspects of these rules remain subject to judicial review.

On April 25, 2002, SES requested a declaratory ruling that it is in the public interest for SES to deliver satellite capacity to third parties to allow such parties to provide direct-to-home programming services to consumers in the United States and certain British overseas territories in the Caribbean. SES proposes to employ a satellite purportedly licensed by the Government of Gibraltar to operate in the same DBS uplink and downlink frequency bands as us, from an orbital position that is located in between two orbital locations where we have already positioned our satellites. We have opposed FCC consideration of SES’ petition, and believe that SES’ satellite, if located and operated as currently proposed by SES, would cause interference to our current and planned operations and impose a significant constraint on the further growth of our U.S. DBS service. Other foreign operators have followed SES in filing for satellites at the ITU that have U.S. coverage, which could interfere with us or require us to undertake an international coordination process that could result in constraints on our operations or service growth. On December 28, 2004, one such operator, Spectrum Five LLC, requested a declaratory ruling similar to the one sought by SES. In addition, EchoStar has filed U.S. applications before the FCC to introduce additional satellites between our operating and planned satellites which, if granted, similarly could constrain our operations or service growth. The FCC currently is considering whether to hold a rulemaking proceeding to address these developments, and we cannot predict whether the FCC will do so or the effect of such a proceeding on our business.

The FCC also recently adopted rules that require satellite operators to take certain measures to mitigate the dangers of orbital debris. Among other things, these rules impose certain requirements for satellite design and end-of-life disposal maneuvers for all satellites launched after March 18, 2002, which includes DIRECTV 7S. We believe that we are in compliance with all of these requirements and will continue to be able to comply with them going forward, but the requirements for end-of-life disposal could result in a slight diminution in the operational life of each new satellite.

•	FCC Conditions Imposed In Connection With the News Corporation Transactions. The FCC approved the News Corporation transactions in December 2003. In doing so, the FCC imposed a number of regulatory conditions on us and News Corporation, some of which directly or indirectly affect our business. In particular, the FCC has imposed on us program carriage conditions, intended to prevent discrimination against all forms of unaffiliated programming; certain program access conditions, intended to ensure non-discriminatory access to much of the programming carried on the DIRECTV service; a requirement that we provide, by the end of 2004, local broadcast channels to subscribers in an additional 30 local markets beyond what had been previously funded, projected or planned by us, for a total of up to 130 local markets; and conditions intended to mitigate national security, law enforcement, foreign policy and trade policy concerns. We achieved compliance with the requirement to offer local service in at least 130 markets by December 2004, using our DIRECTV 5 satellite at a DBS orbital slot allocated to Canada under the ITU’s rules. We cannot predict what effect our compliance with or the FCC’s enforcement of the remaining conditions will have on our business.

•	International Telecommunications Union Rules. We are required by international rules to coordinate the use of the frequencies on our satellites with other satellite operators who may interfere with us or who may suffer interference from our operations. We are further required to bring satellites into use at our assigned orbital locations within certain timeframes in order to enjoy protection from interference caused by systems licensed by other countries. With respect to our Parent’s FCC licenses to operate Ka-band satellites at the 99 WL, 101 WL, and 103 WL orbital locations, regular operations at each location must begin by June 25, 2005 in order to preserve international priority over other systems. Construction of the satellites intended for those three locations is nearly complete, and three launches have been scheduled during the spring of 2005. However, there can be no assurance that we will be able to satisfy the ITU’s requirements for bringing the assigned locations into use in a timely manner.

•	Other Legal and Regulatory Requirements. DBS/DTH providers are subject to other federal regulatory requirements, such as Federal Trade Commission and FCC telemarketing rules and subscriber privacy rules similar to those governing other MVPDs. In addition, although Congress has granted the FCC exclusive jurisdiction over the provision of DTH satellite services, aspects of DBS/DTH service remain regulated at the state and local level. For example, the FCC has promulgated rules prohibiting restrictions by local government agencies, such as zoning commissions and private organizations, such as homeowners associations, on the placement of DBS dish receiving antennas. Local governments and homeowners associations, however, may continue to regulate the placement of such antennas if necessary to accomplish a clearly defined public safety objective or to preserve a recognized historic district, and may also apply to the FCC for a waiver of FCC rules if there are other local concerns of a special or unusual nature. In addition, a number of state and local governments have attempted to impose consumer protection, customer service and other types of regulation on DBS operators. Also, while Congress has prohibited local taxation of the provision of DBS service, taxation at the state level is permissible, and many states have imposed such taxes. Incident to conducting a consumer directed business, we occasionally receive inquiries or complaints from authorities such as state attorneys general and state consumer protection offices. These matters are generally resolved in the ordinary course of business.

Intellectual Property

All DIRECTV Group companies maintain active programs for identifying and protecting the important intellectual property of the company. With the exception of certain U.S. trademark registrations held by us, all our intellectual property is owned by The DIRECTV Group for the benefit of all its subsidiaries.

We believe that the growing portfolio of pending and issued patents are important assets. The DIRECTV Group presently holds over 1,500 issued patents worldwide relating to past and present businesses, including over 100 patents developed by or otherwise relating to our business. We hold over 73 U.S. and Canadian trademark registrations relating to our business, including registrations of the primary ”DIRECTV” and Cyclone Design trademarks. These trademarks are licensed royalty-free to third parties for use in support of our business. In addition, The DIRECTV Group holds a worldwide portfolio of over 720 registered trademarks, including over 450 foreign registrations related to the DIRECTV name and the Cyclone Design. We along with The DIRECTV Group actively protect the important patents and trademarks of the companies against unauthorized or improper use by third parties.

Employees

As of December 31, 2004, we had 5,632 full-time and 172 part-time employees. We believe that our employee relations are good. None of our employees are represented by any labor union.

ITEM 2.	PROPERTIES

As of December 31, 2004, we had approximately 17 locations operating in 12 states and 16 cities in the United States. At such date, we owned approximately 427,000 square feet of space and leased an additional 983,000 square feet of space. The major locations include five administrative offices, two broadcast centers and three call centers. We consider our properties adequate for our present needs.

ITEM 3.	LEGAL PROCEEDINGS

(a) Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we were a party as of December 31, 2004 or subsequent thereto, but before the filing of this report are summarized below:

Independent Retailer Litigation. In April 2001, Robert Garcia, doing business as Direct Satellite TV, an independent retailer of DIRECTV System equipment, instituted arbitration proceedings against DIRECTV in Los Angeles, California regarding commissions and certain chargeback disputes. On October 4, 2001, Mr. Garcia filed a class action complaint against DIRECTV in Los Angeles County Superior Court asserting the same claims and a Consumer Legal Remedies Act claim. Mr. Garcia alleges $300 million in class-wide damages and seeks certification of a class of plaintiffs to proceed in arbitration with court oversight. In February 2004, the trial court compelled the matter to arbitration and relinquished all jurisdiction in connection with the case. The matter is now pending before the American Arbitration Association.

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

Intellectual Property Litigation. On December 5, 2000, Personalized Media Communications, LLC and Pegasus Development Corporation filed suit in the U.S. District Court for the District of Delaware against DIRECTV, Inc., The DIRECTV Group, Thomson Consumer Electronics and Philips Electronics North American Corp., alleging patent infringement and seeking unspecified damages and injunctive relief. On May 14, 2003, the court stayed the case pending outcome of reexaminations of the patents by the U.S. Patent Office.

On June 27, 2000, SuperGuide Corporation filed suit in the U.S. District Court for the Western District of North Carolina against DIRECTV Enterprises, LLC, DIRECTV, Inc. and DIRECTV Operations, LLC, which we refer to together in this paragraph as the “DIRECTV defendants,” The DIRECTV Group, Thomson Inc., EchoStar Communications Corporation, EchoStar Satellite Corporation and EchoStar Technologies Corporation, alleging patent infringement and seeking unspecified damages and injunctive relief. Gemstar Development Corp. was added as a third party defendant because it asserts to have exclusive control of the patents by reason of a license agreement with SuperGuide Corporation. On July 3, 2002, the court granted summary judgment of non-infringement to the DIRECTV defendants, The DIRECTV Group and DIRECTV System manufacturers under all asserted claims of the patents in the case. Judgment for all defendants dismissing all claims of infringement and awarding costs to defendants was entered on July 25, 2002. On February 12, 2004 the Court of Appeals for the Federal Circuit affirmed the decision in part and reversed in part and remanded the action for further proceedings.

(b) Previously reported legal proceedings which have been terminated during the fourth quarter ended December 31, 2004 are summarized below:

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

All of DIRECTV Holdings LLC’s equity is owned by The DIRECTV Group, Inc. All of DIRECTV Financing Co., Inc.’s common equity is owned by DIRECTV Holdings LLC. There is no established public trading market for our equity. Dividends on equity will be paid when and if declared by our Boards of Directors. None of our equity is subject to outstanding options or warrants.

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

Key Terminology Used in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenues. We earn revenues mostly from subscriber subscriptions to basic and premium channel programming, pay-per-view programming and seasonal and live sporting events. We also earn revenues from fees from subscribers with multiple set-top receivers, which we refer to as mirroring fees, DIRECTV-The Guide®, warranty service fees and advertising services. Prior to the completion of the transactions with the NRTC and Pegasus in the third quarter of 2004, revenues also included fees earned from the NRTC and Pegasus, which were equal to a percentage of the subscriber revenues earned from the subscribers located in certain areas (mainly rural). See “Discussion of Significant Events” below for further discussion.

Programming and Other Costs. These costs primarily include license fees for subscription service programming, pay-per-view programming, live sports and other events. Other costs include expenses associated with the publication and distribution of DIRECTV-The Guide, continuing service fees paid to third parties for active DIRECTV subscribers, warranty service premiums we pay to a third party and production costs for on-air advertisements we sell to third parties.

Subscriber Service Expenses. Subscriber service expenses include the costs of customer call centers, billing, remittance processing and certain home services expenses, such as in-home repair costs.

Subscriber Acquisition Costs—Third Party Customer Acquisitions. These costs represent direct costs we incur to acquire new DIRECTV subscribers through third parties, which include our national retailers as well as independent satellite television retailers, dealers, RBOCs and others. These costs also consist of third party commissions, print and television advertising and subsidies we incur for DIRECTV System equipment, if any.

Subscriber Acquisition Costs—Direct Customer Acquisitions. These costs consist primarily of hardware, installation, advertising, marketing and customer call center expenses associated with new DIRECTV subscribers added through our direct customer acquisition program.

SAC. We calculate SAC, which represents total subscriber acquisition costs stated on a per subscriber basis, by dividing total subscriber acquisition costs for a period (the sum of subscriber acquisition costs reported for third party customer acquisitions and direct customer acquisitions) by the number of gross new subscribers that we acquired through third parties and our direct customer acquisition program during the period, excluding the subscribers we acquired as part of the NRTC and Pegasus transactions.

Upgrade and Retention Costs. The majority of upgrade and retention costs are associated with upgrade efforts for existing subscribers that we believe will result in higher ARPU and lower churn. Our upgrade efforts include our DVR, HD and local channel upgrade programs, our multiple set-top receiver offer and similar initiatives. Retention costs primarily include the costs of installing and/or providing hardware under our movers program for subscribers relocating to a new residence.

Broadcast Operations Expenses. These expenses include broadcast center operating costs, signal transmission expenses (including costs of collecting signals for our local channel offerings), and costs of monitoring, maintaining and insuring our satellites. Also included are engineering expenses associated with deterring theft of the DIRECTV signal.

General and Administrative Expenses. General and administrative expenses include departmental costs for legal, administrative services, finance, marketing and information technology. These costs also include expenses for bad debt and other operating expenses, such as legal settlements, and gains or losses from the sale or disposal of fixed assets.

Operating Profit Before Depreciation and Amortization. We calculate Operating Profit Before Depreciation and Amortization, which is a financial measure that is not determined in accordance with accounting principles generally accepted in the United States of America, or GAAP, by adding amounts under the caption “Depreciation and amortization expense” to “Operating Profit,” as presented in the consolidated statements of operations. This measure should be used in conjunction with GAAP financial measures and is not presented as an alternative measure of operating results, as determined in accordance with GAAP. Our management and The DIRECTV Group use Operating Profit Before Depreciation and Amortization to evaluate our operating performance and to allocate resources and capital. We also use this metric as a measure of performance for incentive compensation purposes and to measure income generated from operations that could be used to fund capital expenditures, service debt or pay taxes. Depreciation and amortization expense primarily represents an allocation to current expense of the cost of historical capital expenditures and for intangible assets. To compensate for the exclusion of depreciation and amortization expense from operating profit, our management and The DIRECTV Group separately measure and budget for capital expenditures and business acquisitions.

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

Average Monthly Revenue Per Subscriber. We calculate ARPU by dividing average monthly revenues for the period (total revenues during the period divided by the number of months in the period) by average DIRECTV owned and operated subscribers for the period. DIRECTV owned and operated subscribers exclude the subscribers of the former NRTC members and affiliates prior to the NRTC and Pegasus transactions in the second and third quarters of 2004, which we discuss in more detail below in “Discussion of Significant Events.” We calculate average DIRECTV owned and operated subscribers for the year by adding the number of DIRECTV owned and operated subscribers as of the beginning of the year and for each quarter end in the current year or period and dividing by the sum of the number of quarters in the period plus one. Average DIRECTV owned and operated subscribers for 2004 include the subscribers in the former NRTC and Pegasus territories using a daily weighted average from the dates we acquired the subscribers through December 31, 2004.

Average Monthly Subscriber Churn. Average monthly subscriber churn represents the number of DIRECTV subscribers whose service is disconnected, expressed as a percentage of the average total number of DIRECTV subscribers. We calculate average monthly subscriber churn by dividing the average monthly number of disconnected DIRECTV subscribers for the period (total subscribers disconnected during the period divided by the number of months in the period) by average DIRECTV subscribers for the period. Average monthly churn includes the results from the former NRTC and Pegasus subscribers.

Subscriber Count. The total number of DIRECTV subscribers represents the total number of subscribers actively subscribing to the DIRECTV service, including the subscribers of the NRTC’s members and affiliates, seasonal subscribers and subscribers who are in the process of relocating.

Executive Overview and Outlook

Revenues. Our revenue increases over the last three years have been driven by our growing subscriber base and increasing ARPU. After accounting for churn, we added 1.8 million net new owned and operated subscribers during 2004. We added 1.2 million net new owned and operated subscribers in 2003 and 1.1 million net new owned and operated subscribers in 2002. We expect 2005 gross subscriber additions to remain relatively flat as compared with gross subscriber additions for 2004 and churn to slightly improve in 2005 as compared to 2004. As a result, we expect lower net subscriber additions in 2005 as compared to 2004. The slight improvement in churn is expected to result from upgrade and retention initiatives in 2005 and prior periods and the benefits we expect to receive as a result of our acquisition of the NRTC distribution rights, which will allow us to more effectively manage churn through improved marketing, upgrade and retention efforts in the former NRTC and Pegasus territories. Our ARPU increased 4.7% in 2004 and 6.9% in 2003. We expect the percentage increase in ARPU for 2005 to be fairly consistent with the 2004 increase due mostly to our planned programming package price increases in the first half of 2005.

Operating Costs and Expenses. Operating costs and expenses as a percentage of revenues increased from 94% in 2003 to 100% in 2004 due to higher subscriber acquisition costs resulting from an increase in gross subscriber additions and higher upgrade and retention costs. We expect operating costs and expenses as a percentage of revenue to improve in 2005 due to the expected higher revenues on our growing subscriber base, partially offset by higher depreciation and amortization expense and slightly higher subscriber acquisition, upgrade and retention costs. We expect increases in SAC and upgrade and retention costs due to an expected increase in the number of set-top receivers and DVRs per subscriber, partially offset by lower set-top receiver costs. However, increases above the levels we expect could have a negative effect on our results of operations.

Cash Flows. We expect cash flows, which we define as net cash provided by (used in) operating activities plus cash provided by (used in) investing activities, in 2005 to be slightly above break even since the higher cash provided by operating activities will be mostly offset by higher capital expenditures for satellites and broadcast equipment to support the launch of new local and HDTV channels, to replace existing satellites and to provide backup for existing satellites.

Results of Operations

The following table sets forth, for the periods indicated, our audited consolidated statements of operations and certain other operating data:

	Years Ended December 31,			2004 vs. 2003		2003 vs. 2002
	2004	2003	2002	Change		Change
	(dollars in millions, except per subscriber data)
Revenues	$9,763.9	$7,695.6	$6,444.6	$2,068.3	26.9%	$1,251.0	19.4%
Operating Costs and Expenses, exclusive of depreciation and amortization expense shown separately below
Programming and other costs	4,010.5	3,229.8	2,682.3	780.7	24.2%	547.5	20.4%
Subscriber service expenses	740.2	623.5	611.4	116.7	18.7%	12.1	2.0%
Subscriber acquisition costs:
Third party customer acquisitions	1,960.8	1,388.4	1,343.6	572.4	41.2%	44.8	3.3%
Direct customer acquisitions	684.1	395.1	179.2	289.0	73.1%	215.9	120.5%
Upgrade and retention costs	993.2	404.4	270.9	588.8	145.6%	133.5	49.3%
Broadcast operations expenses	129.7	133.4	128.0	(3.7)	(2.8)%	5.4	4.2%
General and administrative expenses	662.3	565.2	574.9	97.1	17.2%	(9.7)	(1.7)%
Depreciation and amortization expense	561.2	497.0	405.6	64.2	12.9%	91.4	22.5%

Total Operating Costs and Expenses	9,742.0	7,236.8	6,195.9	2,505.2	34.6%	1,040.9	16.8%

Operating Profit	21.9	458.8	248.7	(436.9)	(95.2)%	210.1	84.5%
Interest expense, net	(192.1)	(192.0)	(91.6)	(0.1)	0.1%	(100.4)	109.6%
Other income (expense), net	—	(4.0)	62.0	4.0	100.0%	(66.0)	(106.5)%

Income (Loss) Before Income Taxes and Cumulative Effect of Accounting Change	(170.2)	262.8	219.1	(433.0)	(164.8)%	43.7	19.9%
Income tax benefit (expense)	61.3	(98.5)	(83.3)	159.8	(162.2)%	(15.2)	18.2%

Income (Loss) Before Cumulative Effect of Accounting Change	(108.9)	164.3	135.8	(273.2)	(166.3)%	28.5	21.0%
Cumulative effect of accounting change, net of taxes	(311.5)	—	—	(311.5)	(100.0)%	—	—

Net Income (Loss)	$(420.4)	$164.3	$135.8	$(584.7)	(355.9)%	$28.5	21.0%

Other Data:
Operating Profit	$21.9	$458.8	$248.7	$(436.9)	(95.2)%	$210.1	84.5%
Depreciation and amortization expense	561.2	497.0	405.6	64.2	12.9%	91.4	22.5%

Operating Profit Before Depreciation and Amortization	$583.1	$955.8	$654.3	$(372.7)	(39.0)%	$301.5	46.1%

Average monthly revenue per subscriber (ARPU)	$66.95	$63.92	$59.77	$3.03	4.7%	$4.15	6.9%
Average monthly subscriber churn %	1.59%	1.55%	1.63%	—	2.6%	—	(4.9)%
Average subscriber acquisition costs—per subscriber (SAC)	$643	$593	$542	$50	8.4%	$51	9.4%
Total number of subscribers (000’s)	13,940	12,212	11,176	1,728	14.2%	1,036	9.3%

Discussion of Significant Events

Pegasus and NRTC Member Subscribers. During the third quarter of 2004, we completed the Pegasus and NRTC transactions, for a total purchase price of $1,373.4 million. The total net cash consideration we paid to Pegasus and the NRTC amounted to $960.2 million, which is the total purchase price net of amounts owed by Pegasus for programming and other services and the May 2004 $63.0 million judgment in our favor. In addition, we are paying $198.3 million, plus interest, over the next seven years to those NRTC members that elected the long-term payment option. We funded the amount paid in cash by $875.0 million that we borrowed from our Parent and a $200.0 million capital contribution from our Parent during the third quarter of 2004. Revenues and operating profit before depreciation and amortization during the second half of 2004 were positively affected from the date we acquired these subscribers. Also resulting from the Pegasus transaction and the May 2004 judgment in our favor, we reversed $31.0 million of reserves and recorded $11.2 million in interest income in the consolidated statements of operations during the third quarter of 2004. We are amortizing the subscriber related intangible asset of $951.3 million that resulted from the Pegasus transaction over the estimated average subscriber lives of five years and the subscriber related intangible asset of $385.5 million that resulted from the NRTC transaction over the estimated average subscriber lives of six years. Had the estimated average subscriber lives for these intangible assets been decreased by one year, our future annual amortization expense would be approximately $60 million higher and we would have recorded approximately $24 million of additional amortization expense in 2004.

NRTC Contract Rights. As part of our agreement with the NRTC, effective June 1, 2004, to end the NRTC’s exclusive DIRECTV service distribution agreement to certain rural territories in the United States and all related agreements, we agreed to pay the NRTC approximately $4.4 million per month through June 2011, or $322.1 million on a present value basis. As a result of this agreement, we now have the right to sell our services in all territories across the United States. We are amortizing the distribution rights intangible asset of $334.1 million that was recorded as part of the transaction, which includes the present value of the cash payments and fees associated with the transaction, to expense over the remaining life of the original DIRECTV service distribution agreement of seven years.

72.5 WL Orbital License. In the third quarter of 2004, we obtained final approval from the FCC to use the 72.5 WL orbital location of Telesat. As a result, as part of our arrangement with Telesat, we transferred our DIRECTV 3 satellite, which we previously used as an in-orbit spare, to Telesat and relocated our DIRECTV 5 satellite, which we also previously used as an in-orbit spare, to 72.5 WL to provide additional local channels and other programming to our subscribers in the United States. In connection with this transaction, we recorded a $172.5 million intangible asset that is being amortized over four years, the term of the orbital license.

Long-Term Purchase Agreement. As part of The DIRECTV Group’s sale of Hughes Network Systems, Inc.’s, or HNS’, set-top receiver manufacturing operations to Thomson in June 2004, we entered into a long-term purchase agreement, or the Agreement, with Thomson for the supply of set-top receivers. As part of this transaction, we received approximately $200 million in cash from Thomson and can earn an additional $50 million rebate from Thomson if Thomson’s aggregate sales of our set-top receivers equal at least $4 billion over the initial five year contract term plus an additional one year optional extension period, or the Contract Term. The approximately $200 million in cash received from Thomson was recorded as “Unearned subscriber revenue and deferred credits” and “Other Liabilities and Deferred Credits” in the consolidated balance sheets and is recorded as an offset to “Subscriber acquisition costs” and/or “Upgrade and retention costs” in the consolidated statements of operations, as appropriate, on a pro rata basis as the set-top receivers purchased from Thomson are activated. We have determined that, based upon projected set-top receiver requirements, it is probable and reasonably estimable that the minimum purchase requirement will be met for the $50 million rebate during the initial contract period. We record a proportionate amount of the $50 million rebate as a credit to “Subscriber acquisition costs” and/or “Upgrade and retention costs” in the consolidated statements of operations upon set-top receiver activation over the initial contract period with a corresponding entry to “Accounts receivable, net” in the consolidated balance sheets. As a result, during the last six months of 2004, we recognized $4.7 million of the $50 million rebate in the consolidated statements of operations.

We included the approximately $200 million in cash we received from Thomson in cash flows from operating activities in the consolidated statements of cash flows for the year ended December 31, 2004.

See Part II, Item 8, Note 9: Debt and Note 16: Acquisitions and Other Transactions to the consolidated financial statements of this Annual Report, which are incorporated herein by reference, for further discussion of the above described transactions.

Subscriber Acquisition, Upgrade and Retention Costs. Effective January 1, 2004, we changed our method of accounting for subscriber acquisition, upgrade and retention costs. Previously, we deferred a portion of these costs, equal to the amount of profit to be earned from the subscriber, typically over the 12 month subscriber contract, and amortized the deferred amounts to expense over the contract period. We now expense all subscriber acquisition, upgrade and retention costs as incurred as subscribers activate the DIRECTV service. We determined that expensing such costs was preferable to our prior accounting method after considering the accounting practices of our competitors and companies within similar industries and the added clarity and ease of understanding our reported results for investors. As a result of this change, we expensed the total of the deferred costs, which amounted to $503.9 million ($311.5 million, net of taxes) as of December 31, 2003, as a cumulative effect of accounting change on January 1, 2004. Had the new method of accounting been applied during 2003 and 2002, operating costs would have increased $89.3 million and net income would have decreased $55.8 million for the year ended December 31, 2003 and operating costs would have increased $117.0 million and net income would have decreased $70.8 million for the year ended December 31, 2002.

The following table presents our results of operations for the years ended December 31, 2004, 2003 and 2002 on a pro forma basis, as if we had historically expensed, as incurred, subscriber acquisition, upgrade and retention costs:

	Years Ended December 31,
	2004	2003	2002
	(dollars in millions, except per subscriber data)
Total Operating Costs and Expenses	$9,742.0	$7,326.1	$6,312.9
Operating Profit	21.9	369.5	131.7
Net Income (Loss)	(108.9)	108.5	65.0
Other Data:
Operating Profit	$21.9	$369.5	$131.7
Depreciation and amortization expense	561.2	497.0	405.6

Operating Profit Before Depreciation and Amortization	$583.1	$866.5	$537.3

Average subscriber acquisition costs—per subscriber (SAC)	$643	$604	$570

Year Ended December 31, 2004 Compared with the Year Ended December 31, 2003

Subscribers. We had approximately 13.9 million subscribers at December 31, 2004, which included approximately 1.4 million subscribers in the former NRTC and Pegasus territories that we acquired in the second and third quarters of 2004. At December 31, 2003, we had approximately 12.2 million subscribers, which represented 10.7 million owned and operated subscribers and 1.5 million subscribers in the former NRTC and Pegasus territories. In 2004, excluding the subscribers from the former NRTC and Pegasus territories, we added 4.0 million gross new owned and operated subscribers, an increase of 34% over the prior year, due to a higher number of subscribers acquired in local channel markets, more attractive consumer promotions, and an improved and more diverse distribution network. After accounting for churn, we added 1.8 million net new owned and operated subscribers, or 1.7 million total subscribers including the results of the former NRTC members and affiliates and Pegasus during 2004.

Our average monthly subscriber churn increased to 1.59% for the year ended December 31, 2004 compared to average monthly subscriber churn of 1.55% for the year ended December 31, 2003 primarily due to a more competitive marketplace and higher involuntary churn mostly related to the substantial increase in gross subscriber acquisitions over the past year.

Revenues. The $2,068.3 million increase in revenues to $9,763.9 million resulted from our new subscribers added in 2004, including those subscribers we added as part of the NRTC and Pegasus transactions, and higher ARPU on the larger subscriber base. The 4.7% increase in ARPU to $66.95 resulted primarily from March 2003 and 2004 monthly price increases on certain programming packages, higher mirroring fees from an increase in the average number of set-top receivers per subscriber and a higher percentage of subscribers purchasing local channels. These increases were partially offset by lower ARPU of approximately $1.00 related to the acquired NRTC and Pegasus subscribers.

Total Operating Costs and Expenses. The $2,505.2 million increase in total operating costs and expenses to $9,742.0 million resulted primarily from higher costs for programming, subscriber acquisitions and customer upgrade and retention initiatives.

Our higher programming costs resulted mostly from $697.1 million of higher license fees for subscription service programming due to the increased number of subscribers and annual program supplier rate increases.

Higher gross subscriber additions during the year ended December 31, 2004 and the increase in SAC per subscriber primarily drove the $861.4 million increase in subscriber acquisition costs. The higher SAC per subscriber was mostly due to an increase in the number of set-top receivers provided to new subscribers, which rose from an average of about 2.1 set-top receivers per new subscriber during 2003 to about 2.5 during 2004, an increase in the number of subscribers purchasing DVRs and the change in our method of accounting for subscriber acquisition, upgrade and retention costs. These increases were partially offset by a decrease in the costs of set-top receivers and lower marketing costs per subscriber due to the effect of our higher gross subscriber additions.

Increased volume under our DVR, HD, local channel upgrade and movers programs as well as an increased number of subscribers provided with multiple set-top receivers under other upgrade and retention programs drove most of the $588.8 million increase in upgrade and retention costs. Under these programs, we provide DVRs or additional equipment, plus installation, to existing subscribers at significantly reduced prices or for free. Also contributing to the change was approximately $59.8 million of higher costs in 2004 compared to 2003 due to the change in our method of accounting for subscriber acquisition, upgrade and retention costs effective January 1, 2004.

Our higher subscriber service expenses of $116.7 million resulted primarily from increased costs due to our larger subscriber base and higher costs associated with the opening of two new customer call centers in 2004. General and administrative expenses increased $97.1 million compared to the year ended December 31, 2003 due mostly to higher bad debt expense resulting from increased activity associated with a larger subscriber base, higher professional service fees and higher employee compensation costs related to stock options and restricted stock units. The increase of $64.2 million in depreciation and amortization expense resulted primarily from additional amortization expense in 2004 due to the intangible assets we recorded as part of the NRTC and Pegasus transactions, partially offset by a decrease of $56.4 million due to certain fixed assets being fully depreciated since 2003.

Interest Expense, Net. The $0.1 million increase in net interest expense was primarily due to the additional interest expense resulting from the NRTC transactions and higher interest expense on debt outstanding for twelve months of 2004 compared to ten months of 2003. These increases were partially offset by $11.2 million of interest income received as part of the May 2004 judgment against Pegasus and lower interest expense due to a decrease in long-term obligations for above-market programming contracts.

Cumulative Effect of Accounting Change, net of taxes. The $311.5 million cumulative effect of accounting change, net of taxes, was due to the January 1, 2004 change in our accounting for subscriber acquisition, upgrade and retention costs discussed above.

Income Tax Benefit (Expense). We recognized an income tax benefit of $61.3 million in 2004 compared to an income tax expense of $98.5 million due to our pre-tax loss generated in 2004.

Year Ended December 31, 2003 Compared with the Year Ended December 31, 2002

Subscribers. We had approximately 12.2 million subscribers at December 31, 2003, which included approximately 1.5 million subscribers in the former NRTC and Pegasus territories. At December 31, 2002, we had approximately 11.2 million subscribers, which represented 9.5 million owned and operated subscribers and 1.7 million subscribers in the former NRTC and Pegasus territories. In 2003, excluding the subscribers from the former NRTC and Pegasus territories, we added 3.0 million gross new owned and operated subscribers, an increase of 7.0% over the prior year, due to a higher number of subscribers acquired in local channel markets and more attractive consumer promotions. After accounting for churn, we added 1.2 million net new owned and operated subscribers, or 1.0 million total subscribers including the results of the former NRTC members and affiliates and Pegasus.

Our improvement in average monthly churn from 1.63% in 2002 to 1.55% in 2003 was primarily due to our continued strong customer service, our increased number of markets with local channels resulting in a higher number of subscribers purchasing local channel programming, as well as an increase in the number of our subscribers with multiple set-top receivers and DVRs.

Revenues. The $1,251.0 million increase in revenues to $7,695.6 million resulted from our new subscribers added in 2003 and higher ARPU on the larger subscriber base. The 6.9% increase in ARPU to $63.92 resulted primarily from a March 2003 monthly price increase on certain programming packages, higher mirroring fees from an increase in the average number of set-top receivers per subscriber, a higher percentage of subscribers purchasing local channels and higher revenues from seasonal and live sporting events that resulted primarily from increased demand and an increased price for our NFL SUNDAY TICKET package.

Total Operating Costs and Expenses. The $1,040.9 million increase in total operating costs and expenses to $7,236.8 million resulted primarily from higher costs for programming, subscriber acquisitions, and customer upgrade and retention initiatives. Also contributing to the increase was higher depreciation and amortization expense.

The higher programming costs resulted primarily from $405.9 million of higher license fees for subscription service programming due to an increased number of subscribers, annual program supplier rate increases, the launch of additional local and other channels during 2003 and increased costs associated with our new NFL SUNDAY TICKET contract.

Higher subscriber additions and an increase in SAC per subscriber primarily drove the $260.7 million increase in subscriber acquisition costs. The higher SAC per subscriber was mostly due to an increase in the number of set-top receivers provided to new subscribers, which rose from an average of about 1.7 set-top receivers per new subscriber during 2002 to about 2.1 during 2003, an increase in the number of subscribers purchasing DVRs and higher advertising costs. The large increase in “Subscriber acquisition costs – Direct customer acquisitions” was due to increased volume under our direct customer acquisition program, which accounted for about 24% of gross subscriber acquisitions in 2003 compared to about 13% in 2002.

The increased volume under our movers program and DVR and local channel upgrade programs primarily drove the $133.5 million increase in upgrade and retention costs.

The $91.4 million increase in depreciation and amortization expense was due mostly to about $200.0 million of capital additions completed during 2003, a full year of depreciation recognized on the DIRECTV 5 satellite that was launched in May 2002, and the fourth quarter 2002 reinstatement of amortization expense related to intangible assets in accordance with Emerging Issues Task Force, or EITF, Issue No. 02-17 “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination,” which we discuss more fully in Part II, Item 8, Note 6 to the consolidated financial statements of this Annual Report, which we incorporate herein by reference.

Interest Expense, Net. The $100.4 million increase in net interest expense was primarily due to interest expense that resulted from the first quarter of 2003 financing transactions.

Other Income (Expense), Net. In 2002, we recognized a net pre-tax gain of $62.0 million which resulted primarily from a gain of $158.6 million from the sale of about 8.8 million shares of Thomson multimedia S.A. stock for approximately $211.0 million and the write-down of certain investments of $99.3 million due to other-than-temporary declines in fair value.

Income Tax Expense. We recognized an income tax expense of $98.5 million in 2003 compared to an income tax expense of $83.3 million in 2002 due to an increase in pre-tax income generated in 2003.

Liquidity and Capital Resources

We generally fund our cash requirements from cash on-hand and cash generated by our operations. We also have up to $250.0 million of borrowing capacity under our revolving credit facility. However, in 2004 we received $1,075.0 million of cash from our Parent, which consisted of $200.0 million through a capital contribution and $875.0 million through additional borrowings, to fund the NRTC and Pegasus transactions. At December 31, 2004, we had cash and cash equivalents of $34.5 million compared to $415.7 million at December 31, 2003.

The $381.2 million decrease in cash and cash equivalents during 2004 resulted primarily from $671.5 million of expenditures for satellites, property and equipment and a $201.0 million pre-payment under the Term Loan portion of our senior secured credit facilities. These decreases in cash were partially offset by $424.5 million in cash provided by operations, which includes approximately $200.0 million received as part of the transaction with Thomson and net cash received from our Parent as part of the NRTC and Pegasus transactions.

As a measure of liquidity, our current ratio (ratio of current assets to current liabilities) was 0.65 at December 31, 2004 compared to 0.94 at December 31, 2003. The working capital deficit increased to a deficit of $706.5 million at December 31, 2004 from a deficit of $121.4 million at December 31, 2003 due primarily to the change in accounting for subscriber acquisition, upgrade and retention costs that resulted in a reduction to “Prepaid expenses and other” in the consolidated balance sheets, our decrease in cash described above and an increase in accounts payable and accrued liabilities. These working capital deficit increases were partially offset by an increase in accounts receivable due primarily to growth in our subscriber base.

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

We believe that our cash on-hand, future cash flows, amounts contributed and borrowed from The DIRECTV Group and amounts available to us under the revolving portion of our senior secured credit facilities will be sufficient to fund our operations and commitments for the foreseeable future. However, several factors may affect our ability to fund our operations and commitments, which we discuss below in “Contingencies.” Additionally, our ability to borrow under the senior secured credit facilities is contingent upon our meeting financial and other covenants associated with our debt.

In addition, our future cash flows may be reduced if we experience, among other things, significantly higher subscriber additions than planned, increased subscriber churn or retention costs, higher than planned capital expenditures for satellites and broadcast equipment, satellite anomaly or signal theft or if we are required to make a prepayment on our Term Loan. If our cash on-hand, future cash flows or our senior secured credit facilities are insufficient to meet our cash requirements, we would need to raise additional capital. We are currently considering refinancing opportunities or otherwise modifying the maturity, amount and covenants of our existing credit facilities, through amendments, restatements or otherwise depending on market conditions. We cannot assure you that additional financing will be available to us from The DIRECTV Group, third parties or the capital markets on acceptable terms, or at all, if needed in the future.

Debt. At December 31, 2004, our debt consisted of $1,400.0 million of senior notes, $1,011.8 million of borrowings under the Term Loan portion of our senior secured credit facilities and $875.0 million that we borrowed from our Parent as part of the NRTC and Pegasus transactions. Debt is more fully described in Part II, Item 8, Note 9 to the consolidated financial statements of this Annual Report, which we incorporate herein by reference.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2004, including the future periods in which payments are expected.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in millions)
Long-Term Debt Obligations (a)	$4,582.5	$195.3	$389.3	$1,079.4	$2,918.5
Operating Leases Obligations (b)	122.9	29.1	47.2	29.8	16.8
Purchase Obligations (c)	5,659.1	796.5	1,764.4	1,789.7	1,308.5
Other Long-Term Liabilities (d)	487.8	63.3	138.3	155.7	130.5

Total	$10,852.3	$1,084.2	$2,339.2	$3,054.6	$4,374.3

(a)	Our long-term debt obligations include interest calculated based on the rates in effect at December 31, 2004, however the obligations for the years 1 through 5 do not reflect potential prepayments that may be required under our senior secured credit facilities, if any.
(b)	Certain of our operating leases contain escalation clauses and renewal or purchase options, which we do not consider in the amounts disclosed.
(c)	Our purchase obligations consist of broadcast programming commitments, satellite construction contracts and service contract commitments. We base our broadcast programming commitments identified above on guaranteed minimum contractual commitments that are typically based on a minimum number of required subscribers subscribing to the related programming. Our actual payments may exceed the minimum payment requirements if the actual number of subscribers subscribing to the related programming exceed the minimum amount. Our satellite construction contracts typically exclude the cost to insure and launch satellites in orbit. Our service contract commitments include the minimum commitments for the purchase of services that we have outsourced to third parties, such as call center operations, billing services and telemetry, tracking and control services. Our actual payments, which are typically based on volume, typically exceed the minimum amounts. We exclude from the minimum payments above our remaining commitment to purchase in excess of $500.0 million of set-top receivers from Thomson during the first three years of the Contract Term based on current set-top receiver prices.
(d)	Our other long-term liabilities consist of the amounts we owe to the NRTC for the purchase of distribution rights and to the NRTC members that elected the long-term payment option resulting from the NRTC acquisition transactions discussed above.

Contingencies

Litigation. Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands, that if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at December 31, 2004. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material adverse effect on our consolidated results of operations or financial position. For a discussion of material pending legal proceedings, refer to Item 3. Legal Proceedings of Part I of this Annual Report, which we incorporate herein by reference.

Other. We use in-orbit and launch insurance to mitigate the potential financial impact of satellite fleet launch and in-orbit failures unless the premium costs are considered uneconomic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on our ability to provide service. At December 31, 2004, the net book value of uninsured satellites amounted to $427.6 million.

Certain Relationships and Related-Party Transactions

The DIRECTV Group and affiliates. We enter into related-party transactions with The DIRECTV Group and certain of its affiliates as part of normal operations. We provide accounting and administrative services to The DIRECTV Group and certain of its affiliates, receive an allocation of employee benefit expenses from The DIRECTV Group and have entered into an intellectual property license agreement with The DIRECTV Group. In addition, from time to time, we borrow amounts and receive capital contributions from The DIRECTV Group.

During 2004, The DIRECTV Group contributed certain assets to us that included two satellites, SPACEWAY 1 and SPACEWAY 2, and the related ground segment equipment, and goodwill that resulted from the 1997 repurchase of our stock from a third party. We recorded these transactions in 2004 as a capital contribution from Parent in the amount of $431.8 million.

News Corporation and affiliates. Beginning December 23, 2003, with the completion of the News Corporation transactions, we consider News Corporation and its affiliated companies as related parties. We purchase products and services from various affiliates of News Corporation, including system access cards, rights to distribute television programming, subscription services, broadcast engineering services and television advertising.

Effective March 1, 2004, NDS Limited, or NDS, a subsidiary of News Corporation, became the exclusive provider of our conditional access products and services, including system access cards, a key component of the access security system in our set-top receivers. NDS is responsible for developing and periodically replacing system access cards during the term of our agreement with them.

Other. We purchase telemetry, tracking and control services for certain of our satellites and lease additional satellite capacity from PanAmSat Corporation, or PanAmSat, which was a subsidiary of The DIRECTV Group until its sale on August 20, 2004. Prior to the PanAmSat sale, our transactions were considered related-party. Prior to The DIRECTV Group’s sale of HNS’ set-top receiver manufacturing operations to Thomson Inc. on June 22, 2004, we purchased DIRECTV System equipment from and provided system access cards to HNS.

We discuss our related-party transactions in more detail in Part II, Item 8, Note 15 to the consolidated financial statements, which we incorporate herein by reference.

Use of Estimates in the Preparation of the Consolidated Financial Statements

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect amounts reported therein. Management bases its estimates, judgments and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, our actual results reported in future periods may be affected by changes in those estimates. The following represent what we believe are the critical accounting policies that may involve a higher degree of estimation, judgment and complexity. For a summary of our significant accounting policies, including those discussed below, see Part II, Item 8, Note 2 to the consolidated financial statements of this Annual Report, which we incorporate herein by reference.

Multi-Year Programming Contracts for Live Sporting Events. We charge the cost of multi-year programming contracts for live sporting events with minimum guarantee payments, such as our agreement with the NFL, to expense based on the ratio of each period’s contract revenues to the estimated total contract revenues to be earned over the contract period. Management evaluates estimated total contract revenues at least annually. If the minimum guarantee payments on an individual contract exceed the estimated total contract revenues, we would recognize a loss equal to the amount of such difference immediately, which could be material to our consolidated results of operations and financial position.

Reserves for Doubtful Accounts. Management estimates the amount of required reserves for the potential non-collectibility of accounts receivable based upon past experience of collection and consideration of other relevant factors. However, past experience may not be indicative of future collections and therefore we could incur additional charges in the future to reflect differences between estimated and actual collections.

Contingent Matters. Determining when, or if, an accrual should be recorded for a contingent matter and the amount of such accrual, if any, requires a significant amount of management estimation. We develop estimates in consultation with outside counsel based on an analysis of potential outcomes. Due to the uncertainty of determining the likelihood of a future event occurring and the potential financial statement impact of such an event, it is possible that upon further development or resolution of a contingent matter, we could record a charge in a future period that would be material to our consolidated results of operations and financial position.

Valuation of Long-Lived Assets. We evaluate the carrying value of long-lived assets to be held and used, other than goodwill and intangible assets with indefinite lives, when events and circumstances warrant such a review. We consider the carrying value of a long-lived asset impaired when the anticipated undiscounted future cash flow from such asset is separately identifiable and is less than its carrying value. In that event, we recognize a loss based on the amount by which the carrying value exceeds the fair value of the long-lived asset. We determine fair value primarily using the estimated future cash flows associated with the asset under review, discounted at a rate commensurate with the risk involved. We determine losses on long-lived assets to be disposed of in a similar manner, except that we reduce the fair value for the cost of disposal. Changes in estimates of future cash flows could result in a write-down of the asset in a future period.

Valuation of Goodwill and Intangible Assets with Indefinite Lives. We evaluate the carrying value of goodwill and intangible assets with indefinite lives annually in the fourth quarter, and also when events and circumstances warrant such a review in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142. We use estimates of fair value to determine the amount of impairment, if any, of recorded goodwill and intangible assets with indefinite lives. We determine fair value primarily using the estimated future cash flows associated with the asset under review, discounted at a rate commensurate with the risk involved, when appropriate. Changes in our estimates of future cash flows could result in a write-down of goodwill and intangible assets with indefinite lives in a future period, which could be material to our consolidated results of operations and financial position.

Recognition of Rebate Related to Long-Term Purchase Agreement. As part of The DIRECTV Group’s sale of HNS’ set-top receiver manufacturing operations to Thomson in June 2004, we entered into a long-term purchase agreement with Thomson for the supply of set-top receivers. As part of this transaction, we can earn an additional $50 million rebate from Thomson if Thomson’s aggregate sales of our set-top receivers equal at least $4 billion over the initial five-year contract term plus an additional one year optional extension period, or the

Contract Term. We have determined that, based upon projected set-top receiver requirements, it is probable and reasonably estimable that the minimum purchase requirement will be met for the $50 million rebate during the initial contract period. We record a proportionate amount of the $50 million rebate as a credit to “Subscriber acquisition costs” and/or “Upgrade and retention costs” in the consolidated statements of operations upon set-top receiver activation, over the initial contract period with a corresponding entry to “Accounts receivable, net” in the consolidated balance sheets. However, we will not be paid the $50 million rebate by Thomson until we meet the minimum purchase requirement. We base our probability assessment for meeting the minimum purchase requirement on our current and future business projections, including our belief that existing and new subscribers will likely acquire new set-top receivers due to certain technological advances. Any negative trends in the purchase of set-top receivers for existing and new subscribers may materially impact our ability to earn the rebate. On a quarterly basis, we will continue to assess whether the rebate is probable over the Contract Term. If we subsequently determine that it is no longer probable that we will earn the rebate, we will be required to reverse the amount of the credit recognized to date as a charge to our consolidated statement of operations at the time such determination is made.

Accounting Changes

Subscriber Acquisition, Upgrade and Retention Costs. Effective January 1, 2004, we changed our method of accounting for subscriber acquisition, upgrade and retention costs. See “Discussion of Significant Events” above for further discussion.

Stock-Based Compensation. In December 2004, the Financial Accounting Standards Board issued a revision to SFAS No. 123 (revised 2004), “Share-Based Payment.” The revision requires all entities to recognize compensation expense in an amount equal to the fair value of stock-based employee compensation granted to employees. The statement eliminates the alternative method of accounting for employee stock-based employee compensation previously available under Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” and is effective as of the first interim or annual reporting period that begins after June 15, 2005. As we adopted the fair value based method of accounting for stock-based employee compensation of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of SFAS No. 123” on January 1, 2003, we do not expect the adoption of this new standard to have a significant impact on our consolidated results of operations or financial position. See Part II, Item 8, Note 2 to the consolidated financial statements of this Annual Report for additional information, which we incorporate herein by reference.

Security Ratings

Debt ratings by the various rating agencies reflect each agency’s opinion of the ability of issuers to repay debt obligations as they come due. Ratings in the Ba range for Moody’s Investor Services, or Moody’s, and the BB range for Standard & Poor’s Ratings Services, or S&P, generally indicate moderate protection of interest and principal payments, potentially outweighed by exposure to uncertainties or adverse conditions. Ratings in the B range generally indicate that the obligor currently has financial capacity to meet its financial commitments but there is limited assurance over any long period of time that interest and principal payments will be made or that other terms will be maintained. In general, lower ratings result in higher borrowing costs. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization.

On April 20, 2004, Moody’s placed our long-term debt ratings on review for possible upgrade, following the announcement of the sale of The DIRECTV Group’s interest in PanAmSat to an affiliate of Kohlberg Kravis Roberts & Co. L.P. On January 24, 2005, Moody’s concluded its review and raised our senior implied rating from Ba3 to Ba2, senior secured rating from Ba2 to Ba1, senior unsecured rating from B1 to Ba2, and issuer rating from B2 to Ba3 with a stable outlook to reflect improving operating performance under new management and increased focus on the core satellite pay-television business. Moody’s did note concern in its ratings action that further ratings improvement may be constrained by the competitive environment.

On August 9, 2004, S&P affirmed its ratings on our senior secured credit facilities of BB and our $1.4 billion senior unsecured notes of BB-, removed the ratings from CreditWatch and assigned a positive outlook. On February 2, 2005, S&P affirmed the ratings and revised the outlook to stable.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosure

The following discussion and the estimated amounts generated from the sensitivity analyses referred to below include forward-looking statements of market risk which assume for analytical purposes that certain adverse market conditions may occur. Actual future market conditions may differ materially from these assumptions because the amounts noted below are the result of analyses used for the purpose of assessing possible risks and the mitigation thereof. Accordingly, you should not consider the forward-looking statements as our projections of future events or losses.

Interest Rate Risk. We are subject to interest rate risk related to our outstanding debt. As of December 31, 2004, our $3,286.8 million of total debt consisted of $1,400.0 million of fixed rate borrowings and variable rate borrowings of $1,886.8 million, which includes a $1,011.8 million Term Loan and an $875.0 million borrowing from our Parent. Outstanding borrowings bore interest rates ranging from 2.564% to 8.375% at December 31, 2004. Our debt is subject to fluctuating interest rates, which may adversely impact our consolidated results of operations and cash flows for our variable rate bank borrowings. Also, to the extent interest rates increase, our cost of financing could increase at such time that fixed rate debt matures and is refinanced. As of December 31, 2004, the hypothetical impact of a one percentage point increase in interest rates related to our outstanding variable rate debt would be to increase annual interest expense by approximately $19 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of DIRECTV Holdings LLC

El Segundo, California

We have audited the accompanying consolidated balance sheets of DIRECTV Holdings LLC (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in owner’s equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DIRECTV Holdings LLC at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 of the notes to the consolidated financial statements, effective January 1, 2004, DIRECTV Holdings LLC changed its method of accounting for subscriber acquisition, upgrade and retention costs.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Los Angeles, California

February 28, 2005

DIRECTV HOLDINGS LLC

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2004	2003	2002
	(dollars in millions)
Revenues	$9,763.9	$7,695.6	$6,444.6
Operating Costs and Expenses, exclusive of depreciation and amortization expense shown separately below
Programming and other costs	4,010.5	3,229.8	2,682.3
Subscriber service expenses	740.2	623.5	611.4
Subscriber acquisition costs:
Third party customer acquisitions	1,960.8	1,388.4	1,343.6
Direct customer acquisitions	684.1	395.1	179.2
Upgrade and retention costs	993.2	404.4	270.9
Broadcast operations expenses	129.7	133.4	128.0
General and administrative expenses	662.3	565.2	574.9
Depreciation and amortization expense	561.2	497.0	405.6

Total Operating Costs and Expenses	9,742.0	7,236.8	6,195.9

Operating Profit	21.9	458.8	248.7
Interest expense, net	(192.1)	(192.0)	(91.6)
Other income (expense), net	—	(4.0)	62.0

Income (Loss) Before Income Taxes and Cumulative Effect of Accounting Change	(170.2)	262.8	219.1
Income tax benefit (expense)	61.3	(98.5)	(83.3)

Income (Loss) Before Cumulative Effect of Accounting Change	(108.9)	164.3	135.8
Cumulative effect of accounting change, net of taxes	(311.5)	—	—

Net Income (Loss)	$(420.4)	$164.3	$135.8

Reference should be made to the Notes to the Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	(dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$34.5	$415.7
Accounts receivable, net of allowances of $86.4 and $51.1	885.0	679.7
Inventories, net	122.0	100.0
Prepaid expenses and other	289.8	555.6

Total Current Assets	1,331.3	1,751.0
Satellites, net	1,597.4	1,081.5
Property, net	686.1	732.3
Goodwill, net	3,031.7	2,891.1
Intangible Assets, net	2,224.9	549.7
Other Assets	122.8	109.5

Total Assets	$8,994.2	$7,115.1

LIABILITIES AND OWNER’S EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,771.7	$1,495.2
Unearned subscriber revenue and deferred credits	255.9	164.1
Current portion of long-term debt	10.2	213.1

Total Current Liabilities	2,037.8	1,872.4
Long-Term Debt	3,276.6	2,411.9
Other Liabilities and Deferred Credits	1,128.6	417.1
Deferred Income Taxes	172.3	274.2
Commitments and Contingencies
Owner’s Equity
Capital stock and additional paid-in capital	3,458.7	2,798.9
Accumulated deficit	(1,079.8)	(659.4)

Total Owner’s Equity	2,378.9	2,139.5

Total Liabilities and Owner’s Equity	$8,994.2	$7,115.1

Reference should be made to the Notes to the Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CHANGES IN OWNER’S EQUITY

	Capital Stock and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Owner’s Equity	Comprehensive Income (Loss)
	(dollars in millions)
Balance at January 1, 2002	$5,413.1	$(959.5)	$159.6	$4,613.2
Net Income		135.8		135.8	$135.8
Net capital distribution to Parent	(28.0)			(28.0)
Unrealized holding losses on securities			(118.9)	(118.9)	(118.9)
Less: reclassification adjustment for net gain recognized during the period			(43.6)	(43.6)	(43.6)

Comprehensive loss					$(26.7)

Balance at December 31, 2002	5,385.1	(823.7)	(2.9)	4,558.5
Net Income		164.3		164.3	$164.3
Net capital distribution to Parent	(2,586.2)		2.9	(2,583.3)	2.9

Comprehensive income					$167.2

Balance at December 31, 2003	2,798.9	(659.4)	—	2,139.5
Net Loss		(420.4)		(420.4)	$(420.4)
Capital contribution from Parent	659.8			659.8

Comprehensive loss					$(420.4)

Balance at December 31, 2004	$3,458.7	$(1,079.8)	$—	$2,378.9

Reference should be made to the Notes to the Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2003	2002
	(dollars in millions)
Cash Flows from Operating Activities
Income (Loss) Before Cumulative Effect of Accounting Change	$(108.9)	$164.3	$135.8
Adjustments to reconcile income (loss) before cumulative effect of accounting change to net cash provided by operating activities, net of acquired assets
Tax benefit distributed to Parent	—	—	(42.7)
Depreciation and amortization expense	561.2	497.0	405.6
Net loss on sale or disposal of property	15.8	3.7	20.3
Net gain on sale of investments	—	—	(161.3)
Net loss on write down of investments	—	—	99.3
Cost of employee benefits	28.0	20.0	10.5
Amortization of debt issuance costs	8.9	7.0	—
Deferred income taxes and other	(21.6)	37.7	126.0
Accounts receivable credited against Pegasus purchase price	(220.2)	—	—
Change in other operating assets and liabilities
Accounts receivable, net	(115.7)	(173.0)	(35.8)
Inventories	(21.4)	(37.4)	3.6
Prepaid expenses and other	(125.2)	(21.8)	(13.1)
Other assets	(23.3)	(13.1)	(11.8)
Accounts payable and accrued liabilities	200.0	355.3	(151.1)
Unearned subscriber revenue and deferred credits	61.3	7.5	(6.0)
Other liabilities and deferred credits	185.6	(60.5)	(224.8)

Net Cash Provided by Operating Activities	424.5	786.7	154.5

Cash Flows from Investing Activities
Expenditures for property and equipment	(249.0)	(228.2)	(268.0)
Expenditures for satellites	(422.5)	(160.8)	(111.4)
Cash paid for acquired assets	(997.3)	—	—
Proceeds from sale of property and investments	3.7	0.6	220.1

Net Cash Used in Investing Activities	(1,665.1)	(388.4)	(159.3)

Cash Flows from Financing Activities
Repayment of debt	(213.2)	—	—
Net cash contribution from Parent	200.0	4.9	4.2
Borrowing from Parent	875.0	—	—
Cash proceeds from financing transactions	—	2,625.0	—
Distribution to Parent	—	(2,558.5)	—
Debt issuance costs	(2.4)	(68.8)	—

Net Cash Provided by Financing Activities	859.4	2.6	4.2

Net increase (decrease) in cash and cash equivalents	(381.2)	400.9	(0.6)
Cash and cash equivalents at beginning of the year	415.7	14.8	15.4

Cash and cash equivalents at end of the year	$34.5	$415.7	$14.8

Supplemental Cash Flow Information
Interest paid	$210.7	$161.5	$150.0
Income taxes paid	0.6	63.0	—

Reference should be made to the Notes to the Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation and Description of Business

DIRECTV Holdings LLC is a wholly-owned subsidiary of The DIRECTV Group, Inc. and consists of DIRECTV Enterprises, LLC and its wholly-owned subsidiaries and DIRECTV Financing Co., Inc. We sometimes refer to DIRECTV Holdings LLC as DIRECTV Holdings or DIRECTV and sometimes refer to The DIRECTV Group, Inc. as The DIRECTV Group or Parent. DIRECTV Holdings was formed on June 11, 2002 by The DIRECTV Group. The DIRECTV Group contributed its wholly-owned subsidiary, DIRECTV Enterprises, LLC and its subsidiaries to DIRECTV Holdings along with certain premium subscription programming contracts that it acquired in May 1999 from United States Broadcasting Company, Inc., or USSB. The formation of DIRECTV Holdings resulted from the transfers of net assets by entities under common control and, therefore the financial statements reflect The DIRECTV Group’s historical cost basis in the net assets and the consolidated results of operations.

We introduced the DIRECTV® service in the United States in 1994. We currently use a fleet of six satellites to broadcast our service from our 101 degrees west longitude, or WL, 110 WL and 119 WL orbital locations. We also broadcast from 72.5 WL under our arrangement with Telesat Canada, or Telesat, Industry Canada and the Federal Communications Commission, or FCC. Additionally, we broadcast from 95 WL using transponders on a satellite we lease. We transmit entertainment and information programs from our digital broadcast centers located in Castle Rock, Colorado and Los Angeles, California to our in-orbit satellites. Customers receive our programming using a small receiving satellite dish antenna, a digital set-top receiver and a remote control, which we refer to as a DIRECTV System. DIRECTV System equipment is manufactured by Thomson Inc. (RCA), Philips Electronics North America Corporation, Samsung Electronics America, Inc. and other name brand consumer electronics companies. We distribute DIRECTV System equipment to consumers through national retail and consumer electronics stores, satellite television dealers, regional telephone companies, our direct customer acquisition program and rural dealer networks. We have a single operating segment with all revenues to date generated from U.S. based subscribers and customers.

Through February 28, 2003, we participated in the centralized cash management system of The DIRECTV Group, wherein we transferred our cash receipts to and we funded our cash disbursements from The DIRECTV Group on a daily basis. We recorded the net cash activity associated with The DIRECTV Group, which included the activity associated with the cash management system and The DIRECTV Group’s funding of our payroll, as a net capital contribution from Parent in the amount of $4.9 million for the year ended December 31, 2003 and $4.2 million for the year ended December 31, 2002.

During the first quarter of 2003, we raised approximately $2,625.0 million of cash through the issuance of notes and bank borrowings. We distributed the cash proceeds from the financing transactions, which amounted to $2,558.5 million, net of debt issuance costs, to The DIRECTV Group in the first quarter of 2003 and recorded the distribution as a net capital distribution to Parent in the consolidated statements of changes in owner’s equity. Upon completion of the financing transactions, we ceased participating in The DIRECTV Group’s centralized cash management system and our subsequent cash requirements have and will be funded from cash on-hand, cash generated from operations, amounts contributed or borrowed from Parent and/or future additional third party borrowings, as needed.

Note 2: Summary of Significant Accounting Policies

Principles of Consolidation

We include the accounts of DIRECTV Holdings and our majority owned subsidiaries, after elimination of intercompany accounts and transactions, in the accompanying consolidated financial statements.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Use of Estimates in the Preparation of the Financial Statements

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect amounts reported herein. Due to the inherent uncertainty involved in making estimates, our actual results reported in future periods may be affected by changes in those estimates.

Reclassifications

Beginning in the second quarter of 2004, we reclassified certain marketing expenses from “Upgrade and retention costs” to “General and administrative expenses” and “Programming and other costs” in the consolidated statements of operations to more accurately reflect the cost of upgrading and retaining existing subscribers. These marketing expenses are primarily associated with payroll and benefit costs for our in-house marketing department. We reclassified prior period balances to conform to the current period presentation.

In addition, we have reclassified other prior period balances to conform to the current period presentation.

Revenue Recognition

We recognize subscription and pay-per-view revenues when programming is broadcast to subscribers. We recognize subscriber fees for multiple set-top receivers, DIRECTV-The Guide and warranty service as revenue, monthly as earned. We recognize advertising revenues when the related services are performed. We record programming payments received from subscribers in advance of the broadcast as “Unearned subscriber revenue and deferred credits” in the consolidated balance sheets until earned.

Programming and Other Costs

We recognize the costs of television programming distribution rights when we distribute the related programming. We recognize the costs of television programming rights to distribute live sporting events for a season or tournament to expense using the straight-line method over the course of the season or tournament. However, we recognize the costs for live sporting events with multi-year contracts and minimum guarantee payments based on the ratio of each period’s revenues to the estimated total contract revenues to be earned over the contract period. We evaluate estimated total contract revenues at least annually. If we determine that the minimum guarantee on an individual contract exceeds the estimated total contract revenues, we would recognize a loss equal to the amount of such difference immediately.

We defer advance payments in the form of cash and equity instruments from programming content providers for carriage of their signal and recognize them as a reduction of “Programming and other costs” in the consolidated statements of operations on a straight-line basis over the related contract term. We record equity instruments at fair value based on quoted market prices or values determined by management, which may include independent third party valuations. We also record the amortization of a provision for above-market programming contracts that we recorded in connection with the 1999 acquisition of certain premium subscription programming contracts from USSB as a reduction of programming costs. We determined the provision based upon an independent third party appraisal and recorded the provision at its net present value, with interest expense recognized over the remaining term of the contract. We record the current and long-term portions of these deferred credits in the consolidated balance sheets in “Accounts payable and accrued liabilities,” “Unearned subscriber revenue and deferred credits” and “Other Liabilities and Deferred Credits” and amortize these deferred credits using the interest method over the related contract terms.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Subscriber Acquisition Costs

Subscriber acquisition costs, or SAC, in the consolidated statements of operations consist of costs incurred to acquire new DIRECTV subscribers through third parties and our direct customer acquisition program.

Effective January 1, 2004, we changed our method of accounting for subscriber acquisition costs to expense all subscriber acquisition costs as incurred as subscribers activate the DIRECTV service. Previously, we deferred a portion of subscriber acquisition costs, equal to the amount of profit to be earned from the subscriber, typically over the 12 month subscriber contract, and amortized these costs to expense over the contract period. We included the deferred portion of the costs in “Prepaid expenses and other” in the consolidated balance sheets. See “Accounting Changes” below for further discussion of the change in accounting method.

Third party customer acquisition costs represent direct costs we incur to acquire new DIRECTV subscribers through third parties, which include our national retailers as well as independent satellite television retailers, dealers, regional Bell operating companies and others. These costs also consist of third party commissions, print and television advertising and subsidies we incur for DIRECTV System equipment, if any. Although paid in advance, the retailer or dealer earns substantially all commissions paid for third party customer acquisitions over 12 months from the date of subscriber activation. Should the subscriber cancel DIRECTV service during the 12 month service period, we are reimbursed for the unearned portion of the commission by the retailer or dealer and record a decrease to third party customer acquisition costs.

Direct customer acquisition costs consist primarily of hardware, installation, advertising, marketing and customer call center expenses associated with new DIRECTV subscribers added through our direct customer acquisition program.

Upgrade and Retention Costs

Upgrade and retention costs in the consolidated statements of operations consist primarily of costs for loyalty programs offered to existing subscribers. The costs for loyalty programs include the costs of installing or providing hardware under our movers program (for subscribers relocating to a new residence), multiple set-top receiver offers, DVR (digital video recorder) and local channel upgrade programs and other similar initiatives, and third party commissions we incur for the sale of additional set-top receivers to existing subscribers.

Effective January 1, 2004, we changed our method of accounting for upgrade and retention costs to expense the cost of installation and hardware under our loyalty programs. Previously, we deferred a portion of upgrade and retention costs equal to the amount of profit to be earned from the subscriber, typically over the 12 month subscriber contract, and amortized these costs to expense over the contract period. We included the deferred portion of the costs in “Prepaid expenses and other” in the consolidated balance sheets. See “Accounting Changes” below for further discussion of the change in accounting method.

Income Taxes

We join in the filing of The DIRECTV Group’s consolidated U.S. federal income tax return. Our tax sharing agreement with The DIRECTV Group was amended as of February 28, 2003 as a result of the first quarter of 2003 financing transactions. The agreement was amended to permit us to utilize tax losses incurred subsequent to February 27, 2003 to reduce our tax liability in future periods. Losses that we generate provide tax benefits to both us and The DIRECTV Group and are recognized by us in our financial statements as well as the financial statements of The DIRECTV Group.

We determine our income taxes based upon our tax sharing agreement with The DIRECTV Group, which generally provides that the current income tax liability or receivable be computed as if we were a separate

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

taxpayer. However, tax losses incurred prior to February 28, 2003 that were not utilized to reduce our tax liability in the period in which such losses originated are not available to reduce our tax liability in future periods. We transferred the tax benefits attributable to such losses incurred prior to February 28, 2003 to The DIRECTV Group in non-cash transactions and we reported such transfer as a capital distribution to Parent in the consolidated statements of changes in owner’s equity. The amount of the tax benefit transferred in 2002 was $42.7 million.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments we purchase with original maturities of three months or less.

Inventories

Inventories consist of raw materials, work in process and finished goods for DIRECTV System access cards and DIRECTV System equipment, which is mostly used for our direct customer acquisition program. We state inventories at the lower of average cost or market.

The following table sets forth the amounts recorded for inventories, net, at December 31:

	2004	2003
	(dollars in millions)
Raw materials	$—	$29.6
Work in process	—	6.7
Finished goods	122.2	63.9

Subtotal	122.2	100.2
Reserve for excess and obsolete inventory	(0.2)	(0.2)

Inventories, net	$122.0	$100.0

Property, Satellites and Depreciation

We carry property and satellites at cost. The amounts we capitalize for satellites currently being constructed and those that have been successfully launched include the costs of construction, launch, launch insurance and related capitalized interest. The amounts we capitalize for subscriber leased set-top receivers include the costs of hardware and installation. We generally compute depreciation using the straight-line method over the estimated useful lives of the assets. We amortize leasehold improvements over the lesser of the life of the asset or term of the lease. We capitalized interest costs of $15.8 million during 2004 and $13.0 million during 2003, as part of the cost of our satellites under construction.

Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets,” which we adopted as of January 1, 2002, we do not amortize goodwill and intangible assets with indefinite lives, however, these assets are subject to write-down, as needed, based upon an impairment analysis that we must perform at least annually, or sooner if an event occurs or circumstances change that would more likely than not result in an impairment loss. We perform our annual impairment analysis in the fourth quarter of each year. If an impairment loss results from the annual impairment test, we would record the loss as a pre-tax charge to operating income. Based on our 2004 and 2003 annual impairment tests, no impairment existed.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We continue to amortize other intangible assets using the straight-line method over their expected remaining useful lives, which range from 2 to 12 years.

Valuation of Long-Lived Assets

We evaluate the carrying value of long-lived assets to be held and used, other than goodwill and intangible assets with indefinite lives, when events and circumstances warrant such a review. We consider the carrying value of a long-lived asset impaired when the anticipated undiscounted future cash flow from such asset is separately identifiable and is less than its carrying value. In that event, we would recognize a loss based on the amount by which the carrying value exceeds the fair value of the long-lived asset. We determine fair value primarily using estimated future cash flows associated with the asset under review, discounted at a rate commensurate with the risk involved. We determine losses on long-lived assets to be disposed of in a similar manner, except that we reduce the fair value for the cost of disposal.

Debt Issuance Costs

We defer costs incurred to issue debt and amortize these costs to interest expense using the straight-line method over the term of the respective obligation.

Stock-Based Compensation

At times, The DIRECTV Group issues restricted stock units and stock options to employees, including DIRECTV employees. On January 1, 2003, we adopted the fair value based method of accounting for stock-based employee compensation of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of SFAS No. 123.” Under this method, we recognize compensation expense equal to the fair value of the stock-based award at grant over the course of its vesting period. We elected to follow the prospective method of adoption, which resulted in us recognizing the fair value based compensation cost in the consolidated statements of operations for stock options and other stock-based awards granted to employees or modified on or after January 1, 2003. Our compensation expense also includes the costs associated with former employees of The News Corporation Limited, or News Corporation, the parent company of The DIRECTV Group’s largest stockholder, who retained their News Corporation stock options and are now employed by us.

The following table presents the effect on earnings of recognizing compensation cost as if the fair value based method had been applied to all outstanding and unvested stock options and other stock-based awards for the periods presented:

	Years Ended December 31,
	2004	2003	2002
	(dollars in millions)
Net income (loss), as reported	$(420.4)	$164.3	$135.8
Add: Stock compensation cost, net of taxes, included above	17.7	4.8	1.1
Deduct: Total stock compensation cost, net of taxes, under the fair value based method	(17.7)	(30.0)	(47.0)

Pro forma net income (loss)	$(420.4)	$139.1	$89.9

The pro forma amounts for compensation cost are not necessarily indicative of the amounts that we will report in future periods. We base estimated compensation cost upon the Black-Scholes valuation model for estimating the fair value of the options.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Market Concentrations and Credit Risk

Accounts Receivable, Net—Subscribers. We sell programming services and extend credit, in amounts generally not exceeding $100 each, to a large number of individual residential subscribers throughout the United States. As applicable, we maintain allowances for anticipated losses.

Advertising Expenses

Advertising expenses, which we expense as incurred, net of payments received from programming content providers for marketing support, were $123.7 million in 2004, $121.4 million in 2003 and $97.7 million in 2002.

Accounting Changes

Subscriber Acquisition, Upgrade and Retention Costs. Effective January 1, 2004, we changed our method of accounting for subscriber acquisition, upgrade and retention costs. Previously, we deferred a portion of these costs, equal to the amount of profit to be earned from the subscriber, typically over the 12 month subscriber contract, and amortized the deferred amounts to expense over the contract period. We now expense all subscriber acquisition, upgrade and retention costs as incurred as subscribers activate the DIRECTV service. We determined that expensing such costs was preferable to our prior accounting method after considering the accounting practices of our competitors and companies within similar industries and the added clarity and ease of understanding our reported results for investors. As a result of the change, we expensed the total of the deferred costs, which amounted to $503.9 million ($311.5 million, net of taxes) as of December 31, 2003, as a cumulative effect of accounting change on January 1, 2004. Had the new method of accounting been applied during 2003 and 2002, operating costs would have increased $89.3 million and net income would have decreased $55.8 million for the year ended December 31, 2003 and operating costs would have increased $117.0 million and net income would have decreased $70.8 million for the year ended December 31, 2002.

The following table presents our results of operations for the years ended December 31, 2004, 2003 and 2002 on a pro forma basis, as if we had historically expensed, as incurred, subscriber acquisition, upgrade and retention costs:

	Years Ended December 31,
	2004	2003	2002
	(dollars in millions)
Total Operating Costs and Expenses	$9,742.0	$7,326.1	$6,312.9
Operating Profit	21.9	369.5	131.7
Net Income (Loss)	(108.9)	108.5	65.0

Stock-Based Compensation. As discussed above, beginning on January 1, 2003, we adopted the fair value based method of accounting for stock-based employee compensation for stock options and other stock-based awards granted to employees or modified on or after January 1, 2003. In December 2004, the Financial Accounting Standards Board, or FASB, issued a revision to SFAS No. 123 (revised 2004), “Share-Based Payment.” The revision requires all entities to recognize compensation expense in an amount equal to the fair value of stock-based employee compensation granted to employees. The statement eliminates the alternative method of accounting for employee stock-based employee compensation previously available under Accounting Principles Board, or APB, Opinion 25, “Accounting for Stock Issued to Employees,” and is effective as of the first interim or annual reporting period that begins after June 15, 2005. As we previously adopted the fair value based method of accounting for stock-based employee compensation, we do not expect the adoption of this new standard to have a significant impact on our consolidated results of operations or financial position.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other. In November 2002, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 requires the allocation of revenues into separate units of accounting for transactions that involve more than one deliverable and contain more than one unit of accounting. We elected to apply the accounting required by EITF Issue No. 00-21 prospectively to transactions entered into after June 30, 2003. The adoption of this standard did not materially affect our consolidated results of operations or financial position.

New Accounting Standard. In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29,” or SFAS No. 153. SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets of APB Opinion No. 29 and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of this standard to have a significant impact on our consolidated results of operations or financial position.

Note 3: Accounts Receivable, Net

	2004	2003
	(dollars in millions)
Subscriber	$589.8	$381.8
Trade	381.6	349.0

Subtotal	971.4	730.8
Less allowance for doubtful accounts	(86.4)	(51.1)

Accounts receivable, net	$885.0	$679.7

Note 4: Prepaid Expenses and Other

	2004	2003
	(dollars in millions)
Commissions to distributors	$—	$334.3
Deferred hardware and installation costs	8.8	177.0
Deferred and prepaid income taxes	174.1	16.7
Other	106.9	27.6

Total	$289.8	$555.6

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 5: Satellites, Net and Property, Net

	Estimated Useful Lives (years)	2004	2003
		(dollars in millions)
Satellites	12-16	$1,338.6	$1,247.8
Satellites under construction	—	714.4	308.2

Total		2,053.0	1,556.0
Less accumulated depreciation		(455.6)	(474.5)

Satellites, net		$1,597.4	$1,081.5

Land and improvements	—	$14.6	$14.2
Buildings and leasehold improvements	3-30	146.1	130.6
Machinery and equipment	3-10	1,279.3	1,190.8
Subscriber leased equipment	4	261.0	377.3
Construction in progress	—	167.5	138.0

Total		1,868.5	1,850.9
Less accumulated depreciation		(1,182.4)	(1,118.6)

Property, net		$686.1	$732.3

Depreciation expense was $392.1 million in 2004, $420.8 million in 2003 and $384.9 million in 2002.

Note 6: Goodwill and Intangible Assets

The following table sets forth the changes in the carrying amounts of goodwill, in millions, for the years ended December 31, 2004 and 2003:

Balance as of January 1, 2003	$2,888.5
Additions	2.6

Balance as of December 31, 2003	2,891.1
Additions	140.6

Balance as of December 31, 2004	$3,031.7

The following table sets forth the amounts recorded for goodwill and intangible assets at December 31:

	Estimated Useful Lives (years)	2004			2003
		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
		(dollars in millions)
Goodwill	—	$3,236.0	$204.3	$3,031.7	$3,095.4	$204.3	$2,891.1
Intangible Assets:
Orbital Slots	Indefinite	$463.0	$30.6	$432.4	$463.0	$30.6	$432.4
72.5 WL Orbital License	4	172.5	15.7	156.8	—	—	—
Subscriber Related	2-6	1,556.8	313.9	1,242.9	220.0	198.1	21.9
Dealer Network	12	130.0	43.8	86.2	130.0	34.6	95.4
Distribution Rights	7	334.1	27.5	306.6	—	—	—

Total Intangible Assets		$2,656.4	$431.5	$2,224.9	$813.0	$263.3	$549.7

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table represents the amounts recorded as amortization expense for intangible assets for the years ended December 31:

	2004	2003	2002
	(dollars in millions)
72.5 WL Orbital License	$15.7
Subscriber Related	115.8	$64.8	$16.2
Dealer Network	9.2	9.2	2.3
Distribution Rights	27.5	—	—

Total Amortization Expense for Intangible Assets	$168.2	$74.0	$18.5

Estimated amortization expense for intangible assets, disclosed above, in each of the next five years and thereafter is as follows: $353.0 million in 2005, $353.0 million in 2006, $353.0 million in 2007, $342.6 million in 2008, $247.8 million in 2009 and $143.1 million thereafter.

In accordance with SFAS No. 142, we completed a review of our intangible assets and determined that our dealer network and subscriber related intangible assets established in 1999 as part of an acquisition under APB Opinion No. 16 did not meet the contractual or other legal rights criteria. The dealer network and subscriber related intangible assets also did not meet the separability criteria because the intangible assets could not be sold, transferred, licensed, rented or exchanged individually or in combination with other assets or liabilities, apart from selling the entire DIRECTV business. As a result, in the first quarter of 2002, we reclassified $209.8 million, net of $140.2 million of accumulated amortization, of previously reported intangible assets to goodwill. As a result of this reclassification, approximately $13.2 million of quarterly amortization expense ceased, beginning January 1, 2002. However, due to the clarifying guidance provided by EITF No. 02-17, “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination,” issued in October 2002 regarding the treatment of certain subscriber related relationships, at the beginning of the fourth quarter of 2002, we reinstated the subscriber related and dealer network intangible assets and amortized these assets from the date of reinstatement over their remaining lives.

Note 7: Investments in Marketable Securities

During the first quarter of 2003, we distributed all of our marketable securities to The DIRECTV Group. We considered the distribution as a transfer of assets by entities under common control and recorded the transfer as a distribution to Parent in the consolidated statements of changes in owner’s equity at our cost basis. These investments, which included our equity investments in Crown Media Holdings, Inc., TiVo Inc. and XM Satellite Radio Holdings, Inc., had an aggregate book value of $52.6 million at the date of transfer, which is net of a $2.9 million accumulated unrealized loss.

In August 2002, we sold about 8.8 million shares of Thomson multimedia S.A. stock for approximately $211.0 million, which resulted in a pre-tax gain of $158.6 million. In September 2002, we sold our investment in Wink Communications, Inc., representing about 2.1 million common shares, for approximately $6.3 million, which resulted in a pre-tax gain of $2.7 million. We recognized other-than-temporary declines in certain investments that resulted in a pre-tax charge of $99.3 million during the year ended December 31, 2002.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 8: Accounts Payable and Accrued Liabilities

	2004	2003
	(dollars in millions)
Programming costs	$609.7	$563.2
Accounts payable	528.3	254.6
Current portion of provision for above-market programming contracts	76.7	133.2
Third party commissions	182.8	177.5
Payroll and employee benefits	43.2	62.1
Other	331.0	304.6

Total	$1,771.7	$1,495.2

Note 9: Debt

	Interest Rates at December 31, 2004	2004	2003
		(dollars in millions)
Notes payable	8.375%	$1,400.0	$1,400.0
Credit facilities	4.400%	1,011.8	1,225.0
Borrowing from Parent	2.564%	875.0	—

Total debt		3,286.8	2,625.0
Less: current portion of long-term debt	4.400%	10.2	213.1

Total long-term debt		$3,276.6	$2,411.9

Notes Payable. DIRECTV Holdings and DIRECTV Financing Co., Inc.’s, or DIRECTV Financing, (together with DIRECTV Holdings, the Co-Issuers) $1,400.0 million in registered senior notes are due in 2013 and bear interest at 8.375%. Principal on the senior notes is payable upon maturity, while interest is payable semi-annually. The senior notes have been fully and unconditionally guaranteed, jointly and severally, by each of DIRECTV Holdings’ material domestic subsidiaries (other than DIRECTV Financing) (the Guarantor Subsidiaries) on a senior unsecured basis. The amount of interest accrued related to the senior notes was $34.2 million at December 31, 2004 and December 31, 2003.

The fair value of our senior notes was approximately $1,569.8 million at December 31, 2004 and $1,619.0 million at December 31, 2003 based on quoted market prices on those dates.

On August 27, 2004, in connection with the completion of the Pegasus Satellite Television, Inc., or Pegasus, and National Rural Telecommunications Cooperative, or NRTC, transactions described in Note 16, we borrowed $875.0 million from The DIRECTV Group. The $875.0 million unsecured promissory note is payable in full on December 31, 2010. The promissory note bears interest, which is payable quarterly, at the three month London InterBank Offered Rate, or LIBOR. We may prepay the note in whole or in part at any time without penalty. The DIRECTV Group may accelerate the outstanding principal balance on the note if we fail to pay interest when due or in the event of bankruptcy or insolvency. The DIRECTV Group has the option to convert the note to capital in whole or in part at any time.

Credit Facilities. Our senior secured credit facilities consist of a Term Loan and a $250.0 million revolving credit facility. At December 31, 2004, $1,011.8 million was outstanding under the Term Loan and the revolving credit facility was undrawn. We are required to pay a commitment fee of 0.50% per year on the unused

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

commitment under the revolving credit facility. Borrowings under the Term Loan bear interest at a rate equal to LIBOR plus 2.00%. The interest rate may be increased or decreased under certain conditions. The Term Loan matures in 2010 and the revolving credit facility matures in 2008. The amount of interest accrued related to the senior secured credit facilities was $2.3 million at December 31, 2004 and $7.0 million at December 31, 2003.

Principal payments under the Term Loan are due primarily in 2008 to 2010. However, at each year end we may be required to make a computation of excess cash flow for the year, as defined by the senior secured credit facilities agreement, which could result in us making a prepayment under the Term Loan. We were not required to make a payment of excess cash flow for the year ended December 31, 2004, however, we made a prepayment of $201.0 million on April 15, 2004 for the year ended December 31, 2003.

The revolving portion of the senior secured credit facilities is available to fund our working capital and other requirements. The senior secured credit facilities are secured by substantially all of our assets and are fully and unconditionally guaranteed, jointly and severally, by all of our material domestic subsidiaries.

Covenants and Restrictions. The senior secured credit facilities require us to comply with certain financial covenants. The senior notes and the senior secured credit facilities also include covenants that restrict the Co-Issuers and the Guarantor Subsidiaries’ ability to, among other things, (i) incur additional indebtedness, (ii) place liens upon assets, (iii) make distributions, (iv) pay dividends or make certain other restricted payments and investments, (v) consummate asset sales, (vi) enter into certain transactions with affiliates, (vii) conduct businesses other than our current or related businesses, (viii) merge or consolidate with any other person, (ix) sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets, (x) make voluntary prepayments of certain debt (including any repayment of the senior notes), and (xi) make capital expenditures. Should we fail to comply with our covenants, all or a portion of our borrowings under the senior notes and senior secured credit facility could become immediately payable. At December 31, 2004, we were in compliance with all such covenants.

Note 10: Other Liabilities and Deferred Credits

	2004	2003
	(dollars in millions)
Programming costs and provision for above-market programming contracts	$368.7	$291.1
NRTC transaction obligations	410.0	—
Deferred credits	314.8	83.5
Other	35.1	42.5

Total	$1,128.6	$417.1

Note 11: Income Taxes

Our income tax expense or benefit is based on our reported income or loss before income taxes. Our deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, which are available to us pursuant to our tax sharing agreement with The DIRECTV Group and as measured by applying currently enacted tax laws.

As described in Note 2, all tax basis net operating losses we incurred prior to February 28, 2003, have been transferred to The DIRECTV Group.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The income tax benefit (expense) consisted of the following:

	2004	2003	2002
	(dollars in millions)
Taxes currently receivable (payable)—U.S. federal and state	$40.7	$(60.8)	$42.7
Deferred tax liabilities, net—U.S. federal and state	20.6	(37.7)	(126.0)

Total income tax benefit (expense)	$61.3	$(98.5)	$(83.3)

Our provision for income taxes varies from the provision computed using the U.S. federal statutory income tax rate for the reasons set forth in the following table:

	2004	2003	2002
	(dollars in millions)
Expected income tax benefit (expense) at U.S. statutory rate of 35%	$59.5	$(92.0)	$(76.7)
U.S. state income tax benefit (expense)	4.4	(6.5)	(6.6)
Other expense	(2.6)	—	—

Total income tax benefit (expense)	$61.3	$(98.5)	$(83.3)

Temporary differences and carry-forwards that gave rise to the deferred tax assets and liabilities were as follows:

	2004		2003
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(dollars in millions)
Depreciation and amortization		$313.4		$321.8
Accruals and advances	$141.6	30.2	$162.4	39.6
Programming contract liabilities	143.5	—	141.7	—
Prepaid expenses	—	35.8	—	223.6
Net operating loss and tax credit carryforwards	46.8	—	—	—
Other temporary differences	3.8	3.8	29.8	9.8

Total deferred taxes	$335.7	$383.2	$333.9	$594.8

We included current deferred tax assets of $124.8 million at December 31, 2004 and $13.3 million at December 31, 2003 in “Prepaid expenses and other” in the consolidated balance sheets.

We recorded total taxes receivable from The DIRECTV Group in “Prepaid expenses and other” of approximately $49.3 million at December 31, 2004 and approximately $3.4 million at December 31, 2003. In addition, we recorded $5.0 million of taxes payable to The DIRECTV Group in “Accounts payable and accrued liabilities” at December 31, 2004.

Through December 31, 2004, we generated $99.1 million of federal net operating losses, which expire in 2024.

Note 12: Retirement Programs and Other Post-Retirement Benefits

Our employees participate in contributory and non-contributory defined benefit retirement plans maintained by The DIRECTV Group. These plans are available to substantially all of our full-time employees. Benefits are

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

based on years of service and compensation earned during a specified period of time before retirement. We have not separately determined the accumulated benefit obligation and net assets available for benefits for our employees and do not include these items in our consolidated balance sheets. In addition to pension benefits, The DIRECTV Group charges us for the cost of certain other post-retirement benefits. The accumulated post-retirement benefit obligation related to our employees has not been separately determined and is not included in the accompanying consolidated balance sheets. We also participate in other health and welfare plans of The DIRECTV Group. Our portion of the cost of these benefit plans, allocated from The DIRECTV Group, amounted to $11.1 million, $14.3 million, and $10.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. In 2003 and 2002, we recorded these amounts as non-cash transactions in “Net capital contribution from Parent” in the consolidated statements of changes in owner’s equity and charge them to “General and administrative expenses” in the consolidated statements of operations.

Note 13: Owner’s Equity

The following represents changes in the components of other comprehensive income (loss), net of taxes:

	2003			2002
	Pre-tax Amount	Tax Expense	Net Amount	Pre-tax Amount	Tax Expense	Net Amount
	(dollars in millions)
Unrealized holding losses on securities	—	—	—	$(196.5)	$77.6	$(118.9)
Reclassification adjustment for net gain recognized during the period	—	—	—	$(72.1)	$28.5	$(43.6)
Distribution of investments to Parent	$4.7	$(1.8)	$2.9	—	—	—

Note 14: Incentive Plans

We participate in The DIRECTV Group, Inc. 2004 Stock Plan, or the 2004 Plan. Under the 2004 Plan, as approved by The DIRECTV Group stockholders on June 2, 2004, shares, rights or options to acquire up to 21 million shares of common stock on a cumulative basis were authorized for grant through March 16, 2014, subject to The DIRECTV Group’s Compensation Committee approval.

In connection with the News Corporation transactions, on December 22, 2003, vesting accelerated for 4.3 million options that our employees held and were issued under the former Hughes Electronics Corporation Incentive Plan, or the HEC Plan, because the News Corporation transactions represented a qualifying change in control.

The exercise price of options granted to our employees is equal to at least 100% of the fair market value of the underlying common stock on the date the options are granted. The options granted to our employees were fully vested as of December 31, 2004 and have a weighted average remaining contractual life of 5.7 years.

At December 31, 2004, there were 20.3 million options exercisable at prices ranging from $7.69 to $41.06 with a weighted average exercise price of $26.54. At December 31, 2003, there were 20.7 million options exercisable at weighted average exercise price of $26.32. At December 31, 2002, there were 10.8 million options exercisable at weighted average exercise price of $23.32.

The DIRECTV Group’s Compensation Committee has also granted restricted stock units that vest over two to four years under the 2004 Plan and the HEC Plan. During the year ended December 31, 2004 and 2003, 2.7 million and 2.1 million restricted stock units were granted to our employees with a weighted average fair value of approximately $17.46 and $10.50, respectively.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As a result of the above discussed stock options and restricted stock units, we recorded $28.0 million of stock compensation expense in 2004 and $5.7 million of stock compensation expense in 2003.

Changes in the status of The DIRECTV Group outstanding common stock options granted to our employees were as follows:

	Shares Under Option	Weighted- Average Exercise Price
Outstanding at December 31, 2001	21,946,174	25.77
Granted	—	—
Exercised	(136,726)	11.36
Terminations and transfers, net	(704,549)	23.71

Outstanding at December 31, 2002	21,104,899	25.93

Granted	—	—
Exercised	(613,265)	10.23
Terminations and transfers, net	183,450	17.40

Outstanding at December 31, 2003	20,675,084	26.32

Granted	—	—
Exercised	(277,857)	11.61
Terminations and transfers, net	(92,741)	22.04

Outstanding at December 31, 2004	20,304,486	26.54

Note 15: Related-Party Transactions

The DIRECTV Group and affiliates. We enter into related-party transactions with The DIRECTV Group and certain of its affiliates as part of normal operations.

We receive an allocation of employee benefit expenses from The DIRECTV Group. However, we do not receive an allocation of general corporate expenses from The DIRECTV Group. We believe that our consolidated financial statements reflect our cost of doing business in accordance with Securities and Exchange Commission Staff Accounting Bulleting No. 55, “Allocation of Expenses and Related Disclosures in Financial Statements of Subsidiaries, Divisions of Lesser Business Components of Another Entity; Cheap Stock.”

During 2004, as part of the NRTC and Pegasus transactions discussed in Note 16, we borrowed $875.0 million from The DIRECTV Group and received a capital contribution of $200.0 million from The DIRECTV Group. Interest expense incurred related to the borrowing from The DIRECTV Group for 2004 was $5.9 million. See Note 9 for further discussion of debt.

Also during 2004, The DIRECTV Group contributed certain assets to us that included two satellites, SPACEWAY 1 and SPACEWAY 2, and the related ground segment equipment, and goodwill that resulted from the 1997 repurchase of our stock from a third party. We recorded these transactions in 2004 as a capital contribution from Parent in the amount of $431.8 million.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In February 2003, we entered into an intellectual property license agreement with The DIRECTV Group. Under the license agreement, The DIRECTV Group granted us a royalty-free license to use certain intellectual property owned by or licensed to The DIRECTV Group for our business.

News Corporation and affiliates. Beginning December 23, 2003, with the completion of the News Corporation transactions, we consider News Corporation and its affiliated companies as related parties. We purchase products and services from various affiliates of News Corporation, including system access cards, rights to distribute television programming, subscription services, broadcast engineering services and television advertising. The amount of products and services purchased from News Corporation and its affiliates for the period December 23, 2003 to December 31, 2003 was not material.

Effective March 1, 2004, NDS Limited, or NDS, a subsidiary of News Corporation, became the exclusive provider of our conditional access products and services, including system access cards, a key component of the access security system in our set-top receivers. NDS is responsible for developing and periodically replacing system access cards during the term of our agreement with them.

Other. We purchase telemetry, tracking and control services, or TT&C, for certain of our satellites and lease additional satellite capacity from PanAmSat Corporation, or PanAmSat, which was a subsidiary of The DIRECTV Group until its sale on August 20, 2004. Prior to the PanAmSat sale, our transactions were considered related-party with the costs included in “Broadcast operations expenses” in the consolidated statements of operations.

Prior to The DIRECTV Group’s sale of HNS’ set-top receiver manufacturing operations to Thomson Inc. on June 22, 2004, we purchased DIRECTV System equipment from and provided system access cards to HNS. We recorded the cost of purchases of DIRECTV System equipment from HNS in inventory and recognized the cost of the equipment in “Subscriber acquisition costs” or “Upgrade and retention costs” in accordance with our accounting policies discussed in Note 2. We recorded DIRECTV system access cards provided to HNS as “Revenues” in the consolidated statements of operations. We recorded the amounts due to HNS in “Accounts payable and accrued liabilities” in the consolidated balance sheets.

Amounts due to and from related parties are generally non-interest bearing, with the exception of manufacturer subsidies paid to HNS in 2002, which resulted in $3.6 million of interest expense.

The following table summarizes related-party transactions:

	2004	2003	2002
	(dollars in millions)
Sales:
The DIRECTV Group and affiliates	$25.8	$43.2	$28.5
News Corporation and affiliates	10.1	—	—

Total	$35.9	$43.2	$28.5

Purchases:
The DIRECTV Group and affiliates	$187.8	$299.5	$110.3
News Corporation and affiliates	447.8	—	—

Total	$635.6	$299.5	$110.3

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the amount of accounts receivable from and accounts payable to related-parties as well as the amount borrowed from Parent:

	2004	2003
	(dollars in millions)
Accounts receivable from related-parties	$4.8	$3.4

Accounts payable to related-parties:
The DIRECTV Group and affiliates	$23.9	$27.3
News Corporation and affiliates	92.3	62.1

Total	$116.2	$89.4

Borrowing from Parent	$875.0	$—

Note 16: Acquisitions and Other Transactions

NRTC Contract Rights

On June 2, 2004, we announced an agreement with the NRTC, effective June 1, 2004, to end the NRTC’s exclusive DIRECTV service distribution agreement to certain rural territories in the United States and all related agreements. As consideration, we agreed to pay the NRTC approximately $4.4 million per month through June 2011, or $322.1 million on a present value basis, calculated using an estimated incremental annual borrowing rate of 4.3%. As a result of this agreement, we now have the right to sell our services in all territories across the United States. We recorded the present value of the cash payments to be made to the NRTC plus fees paid associated with the transaction, the total of which amounted to $334.1 million, in “Accounts payable and accrued liabilities” and “Other Liabilities and Deferred Credits,” with a corresponding amount recorded as distribution rights in “Intangible Assets, net” in the consolidated balance sheets. We are amortizing the distribution rights intangible asset to expense over seven years, which represents the remaining life of the DIRECTV service distribution agreement.

NRTC Member Subscribers

In connection with the NRTC transaction described above, during the second and third quarters of 2004, all NRTC members, representing approximately 357,000 subscribers, excluding Pegasus, elected to sell their subscribers to us. We paid $187.2 million in the third quarter of 2004 for members electing a lump-sum payout plus additional fees associated with the transaction and recorded $198.3 million in “Accounts payable and accrued liabilities” and “Other Liabilities and Deferred Credits” for those members electing the long-term payment option of seven years plus interest. As a result, we recorded a subscriber related intangible asset in “Intangible Assets, net” in the consolidated balance sheets amounting to $385.5 million, which we are amortizing over the estimated subscriber lives of approximately six years.

We owe the NRTC and its members who elected the long-term payment option $487.8 million at December 31, 2004, which is payable approximately as follows: $63.3 million in 2005, $67.1 million in 2006, $71.2 million in 2007, $75.5 million in 2008, $80.2 million in 2009 and $130.5 million thereafter.

Pegasus Subscribers

On August 27, 2004, we acquired the subscribers and certain assets, consisting primarily of accounts receivable, of Pegasus for a total purchase price of $987.9 million. The total net cash consideration we paid to Pegasus amounted to $773.0 million, which is the total purchase price net of amounts owed by Pegasus for

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

programming and other services and the May 2004 $63 million judgment in our favor. As a result of the transaction, we recorded a subscriber related intangible asset in “Intangible Assets, net” in the consolidated balance sheets amounting to $951.3 million, which we are amortizing over the estimated subscriber lives of approximately five years.

During the third quarter of 2004, we funded the cash proceeds required for the Pegasus and NRTC transactions described above by $875.0 million of borrowings from Parent and a $200.0 million capital contribution from Parent. See Note 9 for further discussion of debt.

72.5 WL Orbital License

As part of an arrangement with Telesat, a Canadian telecommunications and broadcast services company, we agreed to provide Telesat the use of the DIRECTV 3 satellite, which was previously used as an in-orbit spare, through the end of its useful life and in return Telesat agreed to allow us the use of its 72.5 WL orbital location through 2008. As additional consideration for our use of 72.5 WL, we also agreed to allow Telesat to use DIRECTV 5 or a similar satellite for a five year period, subject to certain conditions, beginning at the end of 2008. Upon receipt of final approval from the FCC in the third quarter of 2004, we transferred DIRECTV 3 to Telesat and relocated DIRECTV 5, which was also an in-orbit spare, to 72.5 WL to provide additional local channels and other programming in the United States. We recorded these transactions as an exchange of similar productive assets based on the net book values of the assets exchanged. As a result, we recorded a $172.5 million 72.5 WL orbital license intangible asset, which is equal to the $81.4 million net book value of the DIRECTV 3 satellite transferred from satellites, net, and an accrual for deferred lease revenues of $91.1 million, representing the value of the transferred satellite over the five year lease period. We are amortizing the 72.5 WL orbital license intangible asset over the four year contract period and will recognize the deferred lease revenues as an offset to depreciation expense during the five year lease period beginning at the end of 2008.

Long-Term Purchase Agreement

As part of The DIRECTV Group’s sale of HNS’ set-top receiver manufacturing operations to Thomson in June 2004, we entered into a long-term purchase agreement, or the Agreement, with Thomson for the supply of set-top receivers. As part of this transaction, we received approximately $200 million in cash from Thomson and can earn an additional $50 million rebate from Thomson if Thomson’s aggregate sales of our set-top receivers equal at least $4 billion over the initial five year contract term plus an additional one year optional extension period, or the Contract Term. We can also earn, on a pro rata basis, an additional $100 million rebate from Thomson if Thomson’s aggregate sales of our set-top receivers are in excess of $4 billion and up to $6 billion during the Contract Term. The approximately $200 million in cash received from Thomson was recorded as “Unearned subscriber revenue and deferred credits” and “Other Liabilities and Deferred Credits” in the consolidated balance sheets and is recorded as an offset to “Subscriber acquisition costs” and/or “Upgrade and retention costs” in the consolidated statements of operations, as appropriate, on a pro rata basis as the set-top receivers purchased from Thomson are activated. We have determined that, based upon projected set-top receiver requirements, it is probable and reasonably estimable that the minimum purchase requirement will be met for the $50 million rebate during the initial contract period. We record a proportionate amount of the $50 million rebate as a credit to “Subscriber acquisition costs” and/or “Upgrade and retention costs” in the consolidated statements of operations upon set-top receiver activation over the initial contract period with a corresponding entry to “Accounts receivable, net” in the consolidated balance sheets. As a result, during the last six months of 2004, we recognized $4.7 million of the $50 million rebate in the consolidated statements of operations.

We included the approximately $200 million in cash we received from Thomson in cash flows from operating activities in the consolidated statements of cash flows for the year ended December 31, 2004.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 17: Commitments and Contingencies

Litigation

Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at December 31, 2004. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material adverse effect on our consolidated results of operations or financial position.

On August 27, 2004, the U.S. Bankruptcy Court, District of Maine, entered an order approving among other things, the acquisition transaction with Pegasus described above in Note 16, as well as a Global Settlement Agreement pursuant to which all pending litigation between us, The DIRECTV Group, the NRTC and Pegasus was settled and mutual releases of claims were affected. Pegasus had filed a voluntary petition for Chapter 11 bankruptcy in such court following entry of judgment on May 24, 2004 in our favor for approximately $63 million in a case arising out of Pegasus’ breach of the parties’ Seamless Marketing Agreement. This judgment was stayed under applicable bankruptcy law, and Pegasus also had filed various claims in the bankruptcy proceeding against us, The DIRECTV Group and the NRTC. As part of the purchase price we paid in the transactions with Pegasus, we received credit for the $63 million judgment. As a result of the settlement and release, all previously pending litigation described above between us and Pegasus has been dismissed with prejudice.

During April 2002, we entered into settlement negotiations with General Electric Capital Corporation, or GECC, to settle a claim arising from a contractual arrangement whereby GECC managed a credit program for consumers who purchased DIRECTV programming and related equipment. On June 4, 2002, the parties executed an agreement to settle the matter for $180.0 million, of which we accrued $168.0 million prior to January 1, 2002 and expensed additional interest of $12.0 million in 2002. We paid the total amount of the settlement to GECC in June 2002.

Other

We use in-orbit and launch insurance to mitigate the potential financial impact of satellite fleet launch and in-orbit failures unless the premium costs are considered uneconomic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact that a satellite failure could have on our ability to provide service. At December 31, 2004, the net book value of uninsured satellites amounted to $427.6 million.

At December 31, 2004, our minimum future commitments under noncancelable operating leases having lease terms in excess of one year were primarily for real property and aggregated $122.9 million, payable as follows: $29.1 million in 2005, $24.7 million in 2006, $22.5 million in 2007, $21.9 million in 2008, $7.9 million in 2009 and $16.8 million thereafter. Certain of these leases contain escalation clauses and renewal or purchase options, which we have not considered in the amounts disclosed. Our rental expense under operating leases was $44.2 million for the year ended December 31, 2004, $33.3 million for the year ended December 31, 2003 and $30.9 million for the year ended December 31, 2002.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At December 31, 2004, we anticipate minimum payments under our current contractual commitments, which include agreements for broadcast programming, the purchase of services that we have outsourced to third parties, such as call center operations, billing services and TT&C, and the cost of planned satellite construction and launch contracts to be approximately $796.5 million in 2005, $839.3 million in 2006, $925.1 million in 2007, $917.3 million in 2008, $872.4 million in 2009 and $1,308.5 million thereafter. We exclude from the minimum payments above our remaining commitment to purchase in excess of $500.0 million of set-top receivers from Thomson during the first three years of the Contract Term based on current set-top receiver prices.

Including the senior notes, borrowing from Parent and senior secured credit facilities described in Note 9, our notes payable and credit facilities mature as follows: $10.2 million in 2005; $10.2 million in 2006; $10.2 million in 2007; $252.9 million in 2008; $485.4 million in 2009 and $2,517.9 million thereafter; however, these amounts do not reflect potential prepayments that may be required under our senior secured credit facilities.

Note 18: Condensed Consolidating Financial Statements

The following presents the condensed consolidating statements of operations and the condensed consolidating statements of cash flows for the years ended December 31, 2004, 2003 and 2002 and the condensed consolidating balance sheets as of December 31, 2004 and 2003 of the Co-Issuers, Guarantor Subsidiaries, and the eliminations necessary to present DIRECTV Holdings’ financial statements on a consolidated basis. We have included RSG Resource Supply GmbH, a foreign subsidiary, which is not a guarantor of the senior notes or the senior secured credit facilities and has no material operations, assets or liabilities, in the “Guarantor Subsidiaries” column in the presentation below. These condensed consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of DIRECTV Holdings.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2004

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(dollars in millions)
Revenues	$926.2	$9,763.9	$(926.2)	$9,763.9
Operating Costs and Expenses, exclusive of depreciation and amortization expense shown separately below
Programming and other costs	627.5	4,308.6	(925.6)	4,010.5
Subscriber service expenses	—	740.2	—	740.2
Subscriber acquisition costs:
Third party customer acquisitions	—	1,960.8	—	1,960.8
Direct customer acquisitions	—	684.1	—	684.1
Upgrade and retention costs	—	993.2	—	993.2
Broadcast operations expenses	—	129.7	—	129.7
General and administrative expenses	1.0	661.9	(0.6)	662.3
Depreciation and amortization expense	—	561.2	—	561.2

Total Operating Costs and Expenses	628.5	10,039.7	(926.2)	9,742.0

Operating Profit (Loss)	297.7	(275.8)	—	21.9
Equity in pre-tax loss of consolidated subsidiaries	(789.7)	—	789.7	—
Interest expense, net	(182.2)	(9.9)	—	(192.1)

Loss Before Income Taxes and Cumulative Effect of Accounting Change	(674.2)	(285.7)	789.7	(170.2)
Income tax benefit	253.8	102.9	(295.4)	61.3

Loss Before Cumulative Effect of Accounting Change	(420.4)	(182.8)	494.3	(108.9)
Cumulative effect of accounting change, net of taxes	—	(311.5)	—	(311.5)

Net Loss	$(420.4)	$(494.3)	$494.3	$(420.4)

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2003

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(dollars in millions)
Revenues	$851.3	$7,696.2	$(851.9)	$7,695.6
Operating Costs and Expenses, exclusive of depreciation and amortization expense shown separately below
Programming and other costs	534.4	3,546.7	(851.3)	3,229.8
Subscriber service expenses	—	623.5	—	623.5
Subscriber acquisition costs:
Third party customer acquisitions	—	1,388.4	—	1,388.4
Direct customer acquisitions	—	395.1	—	395.1
Upgrade and retention costs	—	404.4	—	404.4
Broadcast operations expenses	—	133.4	—	133.4
General and administrative expenses	0.9	564.9	(0.6)	565.2
Depreciation and amortization expense	—	497.0	—	497.0

Total Operating Costs and Expenses	535.3	7,553.4	(851.9)	7,236.8

Operating Profit	316.0	142.8	—	458.8
Equity in pre-tax income of consolidated subsidiaries	132.8	—	(132.8)	—
Interest expense, net	(186.0)	(6.0)	—	(192.0)
Other expense, net	—	(4.0)	—	(4.0)

Income Before Income Taxes	262.8	132.8	(132.8)	262.8
Income tax expense	(98.5)	(49.8)	49.8	(98.5)

Net Income	$164.3	$83.0	$(83.0)	$164.3

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2002

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(dollars in millions)
Revenues	$784.8	$6,445.2	$(785.4)	$6,444.6
Operating Costs and Expenses, exclusive of depreciation and amortization expense shown separately below
Programming and other costs	484.9	2,982.2	(784.8)	2,682.3
Subscriber service expenses	—	611.4	—	611.4
Subscriber acquisition costs:
Third party customer acquisitions	—	1,343.6	—	1,343.6
Direct customer acquisitions	—	179.2	—	179.2
Upgrade and retention costs	—	270.9	—	270.9
Broadcast operations expenses	—	128.0	—	128.0
General and administrative expenses	0.6	574.9	(0.6)	574.9
Depreciation and amortization expense	—	405.6	—	405.6

Total Operating Costs and Expenses	485.5	6,495.8	(785.4)	6,195.9

Operating Profit (Loss)	299.3	(50.6)	—	248.7
Equity in pre-tax loss of consolidated subsidiaries	(14.9)	—	14.9	—
Interest expense, net	(65.3)	(26.3)	—	(91.6)
Other income, net	—	62.0	—	62.0

Income (Loss) Before Income Taxes	219.1	(14.9)	14.9	219.1
Income tax (expense) benefit	(83.3)	4.4	(4.4)	(83.3)

Net Income (Loss)	$135.8	$(10.5)	$10.5	$135.8

Condensed Consolidating Balance Sheet

As of December 31, 2004

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(dollars in millions)
ASSETS
Total Current Assets	$46.6	$1,292.4	$(7.7)	$1,331.3
Satellites, net	—	1,597.4	—	1,597.4
Property, net	—	686.1	—	686.1
Goodwill, net	1,827.6	1,204.1	—	3,031.7
Intangible Assets, net	—	2,224.9	—	2,224.9
Other Assets	4,062.9	67.4	(4,007.5)	122.8

Total Assets	$5,937.1	$7,072.3	$(4,015.2)	$8,994.2

LIABILITIES AND OWNER’S EQUITY
Total Current Liabilities	$195.5	$1,850.0	$(7.7)	$2,037.8
Long-Term Debt	3,276.6	—	—	3,276.6
Other Liabilities and Deferred Credits	86.1	2,179.7	(964.9)	1,300.9
Owner’s Equity
Capital stock and additional paid-in capital	3,458.7	4,724.8	(4,724.8)	3,458.7
Accumulated deficit	(1,079.8)	(1,682.2)	1,682.2	(1,079.8)

Total Owner’s Equity	2,378.9	3,042.6	(3,042.6)	2,378.9

Total Liabilities and Owner’s Equity	$5,937.1	$7,072.3	$(4,015.2)	$8,994.2

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheet

As of December 31, 2003

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(dollars in millions)
ASSETS
Total Current Assets	$456.7	$1,297.8	$(3.5)	$1,751.0
Satellites, net	—	1,081.5	—	1,081.5
Property, net	—	732.3	—	732.3
Goodwill, net	1,827.6	1,063.5	—	2,891.1
Intangible Assets, net	—	549.7	—	549.7
Other Assets	2,880.9	47.5	(2,818.9)	109.5

Total Assets	$5,165.2	$4,772.3	$(2,822.4)	$7,115.1

LIABILITIES AND OWNER’S EQUITY
Total Current Liabilities	$451.0	$1,424.9	$(3.5)	$1,872.4
Long-Term Debt	2,411.9	—	—	2,411.9
Other Liabilities and Deferred Credits	162.8	642.0	(113.5)	691.3
Owner’s Equity
Capital stock and additional paid-in capital	2,798.9	3,893.3	(3,893.3)	2,798.9
Accumulated deficit	(659.4)	(1,187.9)	1,187.9	(659.4)

Total Owner’s Equity	2,139.5	2,705.4	(2,705.4)	2,139.5

Total Liabilities and Owner’s Equity	$5,165.2	$4,772.3	$(2,822.4)	$7,115.1

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2004

	Co-Issuers	Guarantor Subsidiaries	DIRECTV Holdings Consolidated
	(dollars in millions)
Cash Flows from Operating Activities
Net Cash Provided by (Used in) Operating Activities	$(381.7)	$806.2	$424.5

Cash Flows from Investing Activities
Expenditures for property and equipment	—	(249.0)	(249.0)
Expenditures for satellites	—	(422.5)	(422.5)
Cash paid for acquired assets	—	(997.3)	(997.3)
Proceeds from sale of property	—	3.7	3.7

Net Cash Used in Investing Activities	—	(1,665.1)	(1,665.1)

Cash Flows from Financing Activities
Repayment of debt	(213.2)	—	(213.2)
Net cash contribution from Parent	200.0	—	200.0
Borrowing from Parent	875.0	—	875.0
Borrowing (to) from related parties	(875.0)	875.0	—
Debt issuance costs	(2.4)	—	(2.4)

Net Cash Provided by (Used in) Financing Activities	(15.6)	875.0	859.4

Net increase (decrease) in cash and cash equivalents	(397.3)	16.1	(381.2)
Cash and cash equivalents at beginning of the year	411.3	4.4	415.7

Cash and cash equivalents at the end of the year	$14.0	$20.5	$34.5

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Concluded)

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2003

	Co-Issuers	Guarantor Subsidiaries	DIRECTV Holdings Consolidated
	(dollars in millions)
Cash Flows from Operating Activities
Net Cash Provided by Operating Activities	$61.0	$725.7	$786.7

Cash Flows from Investing Activities
Expenditures for property and equipment	—	(228.2)	(228.2)
Expenditures for satellites	—	(160.8)	(160.8)
Proceeds from sale of property	—	0.6	0.6

Net Cash Used in Investing Activities	—	(388.4)	(388.4)

Cash Flows from Financing Activities
Net cash contribution from (distribution to) Parent	352.6	(347.7)	4.9
Cash proceeds from financing transactions	2,625.0	—	2,625.0
Distribution to Parent	(2,558.5)	—	(2,558.5)
Debt issuance costs	(68.8)	—	(68.8)

Net Cash Provided by (Used in) Financing Activities	350.3	(347.7)	2.6

Net increase (decrease) in cash and cash equivalents	411.3	(10.4)	400.9
Cash and cash equivalents at beginning of the year	—	14.8	14.8

Cash and cash equivalents at the end of the year	$411.3	$4.4	$415.7

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2002

	Co-Issuers	Guarantor Subsidiaries	DIRECTV Holdings Consolidated
	(dollars in millions)
Cash Flows from Operating Activities
Net Cash Provided by Operating Activities	$137.3	$17.2	$154.5

Cash Flows from Investing Activities
Expenditures for property and equipment	—	(268.0)	(268.0)
Expenditures for satellites	—	(111.4)	(111.4)
Proceeds from sale of property and investments	—	220.1	220.1

Net Cash Used in Investing Activities	—	(159.3)	(159.3)

Cash Flows from Financing Activities
Net cash contribution from (distribution to) Parent	(137.3)	141.5	4.2

Net Cash (Used in) Provided by Financing Activities	(137.3)	141.5	4.2

Net decrease in cash and cash equivalents	—	(0.6)	(0.6)
Cash and cash equivalents at beginning of the year	—	15.4	15.4

Cash and cash equivalents at the end of the year	$—	$14.8	$14.8

DIRECTV HOLDINGS LLC

SUPPLEMENTAL INFORMATION

Selected Quarterly Data (Unaudited)	1st	2nd	3rd	4th
	(dollars in millions)
2004 Quarters
Revenues	$2,080.8	$2,216.9	$2,506.5	$2,959.7
Operating Costs and Expenses, exclusive of depreciation and amortization expense shown below
Programming and other costs	848.1	856.5	985.6	1,320.3
Subscriber service expenses	146.0	166.0	208.0	220.2
Subscriber acquisition costs:
Third party customer acquisitions	436.5	445.4	529.5	549.4
Direct customer acquisitions	151.3	162.1	182.1	188.6
Upgrade and retention costs	174.2	226.8	260.2	332.0
Broadcast operations expenses	30.0	35.2	33.2	31.3
General and administrative expenses	149.5	149.9	162.9	200.0
Depreciation and amortization expense	123.8	111.7	142.5	183.2

Total Operating Costs and Expenses	2,059.4	2,153.6	2,504.0	3,025.0

Operating Profit (Loss)	21.4	63.3	2.5	(65.3)
Interest expense, net	(47.4)	(46.0)	(43.1)	(55.6)

Income (Loss) Before Income Taxes and Cumulative Effect of Accounting Change	(26.0)	17.3	(40.6)	(120.9)
Income tax benefit (expense)	10.0	(6.6)	14.5	43.4

Income (Loss) Before Cumulative Effect of Accounting Change	(16.0)	10.7	(26.1)	(77.5)
Cumulative effect of accounting change, net of taxes	(311.5)	—	—	—

Net Income (Loss)	$(327.5)	$10.7	$(26.1)	$(77.5)

2003 Quarters
Revenues	$1,708.1	$1,800.2	$1,932.2	$2,255.1
Operating Costs and Expenses, exclusive of depreciation and amortization expense shown below
Programming and other costs	698.8	705.9	773.3	1,051.8
Subscriber service expenses	156.4	150.8	159.3	157.0
Subscriber acquisition costs:
Third party customer acquisitions	313.1	306.1	366.4	402.8
Direct customer acquisitions	67.7	69.5	111.9	146.0
Upgrade and retention costs	59.0	71.1	123.2	151.1
Broadcast operations expenses	33.9	38.2	26.8	34.5
General and administrative expenses	148.8	133.8	136.5	146.1
Depreciation and amortization expense	124.4	124.1	122.6	125.9

Total Operating Costs and Expenses	1,602.1	1,599.5	1,820.0	2,215.2

Operating Profit	106.0	200.7	112.2	39.9
Interest expense, net	(29.2)	(57.3)	(54.6)	(50.9)
Other expense, net	(1.1)	(2.9)	—	—

Income (Loss) Before Income Taxes	75.7	140.5	57.6	(11.0)
Income tax benefit (expense)	(28.4)	(52.7)	(21.6)	4.2

Net Income (Loss)	$47.3	$87.8	$36.0	$(6.8)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

DIRECTV carried out an evaluation as of the end of the period covered by this Annual Report on Form 10-K under the supervision and with the participation of management, including DIRECTV’s principal executive officer and DIRECTV’s principal financial officer, of the effectiveness of DIRECTV’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, DIRECTV’s principal executive officer and DIRECTV’s principal financial officer concluded that DIRECTV’s disclosure controls and procedures were effective as of December 31, 2004.

There has been no change in the DIRECTV’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during DIRECTV’s fiscal year ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, DIRECTV’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

Omitted.

ITEM 11.	EXECUTIVE COMPENSATION

Omitted.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Omitted

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omitted.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees Deloitte & Touche LLP billed for professional services in 2004 and 2003 were:

Type of Fees	2004	2003
	(dollars in millions)
Audit Fees	$0.5	$0.5
Audit-Related Services	0.8	0.6

Total	$1.3	$1.1

“Audit Fees” are fees Deloitte & Touche LLP bills us for professional services for the audit of our consolidated financial statements included in Form 10-K and review of our consolidated financial statements included in Form 10-Qs. Deloitte & Touche LLP bills us for “Audit-Related Services,” which are principally for accounting consultations and assurance and related services associated with our 2003 financing transactions. The DIRECTV Group engages our accountant on our behalf to render audit and non-audit services for us.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Page Number
1.	All Financial Statements	See Part II
2.	Financial Statement Schedule II-Valuation and Qualifying Accounts for the Years Ended December 31, 2004, 2003 and 2002	64
3.	Exhibits (Including Those Incorporated By Reference)

Exhibit No.	Description of Exhibit

3.1	Certificate of Formation of DIRECTV Holdings LLC dated as of June 11, 2002 (incorporated by reference to Exhibit 3.1 to the Form S-4 of DIRECTV Holdings LLC filed June 26, 2003 (the “Form S-4”)).

3.2	Certificate of Incorporation of DIRECTV Financing Co., Inc. dated as of February 5, 2003 (incorporated by reference to Exhibit 3.2 to the Form S-4).

3.3	Limited Liability Company Agreement of DIRECTV Holdings LLC dated as of June 11, 2002 (incorporated by reference to Exhibit 3.9 to the Form S-4).

3.4	Bylaws of DIRECTV Financing Co., Inc. (incorporated by reference to Exhibit 3.10 to the Form S-4).

4.1	Indenture dated as of February 28, 2003 by and among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., as Issuers, DIRECTV, Inc., USSB II, Inc., DIRECTV Customer Services, Inc., DIRECTV Merchandising, Inc., DIRECTV Enterprises, LLC, DIRECTV Operations, LLC, as Guarantors, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 10-Q of Hughes Electronics Corporation (“HEC”) for the quarter ended March 31, 2003).

4.2*	Supplemental Indenture dated as of September 30, 2004 by and among DIRECTV Home Services, LLC, DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., the Guarantors and The Bank of New York, as trustee.

4.3	Form of 8 3/8% Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Form 10-Q of HEC for the quarter ended March 31, 2003).

10.1	Credit Agreement dated as of March 6, 2003 among DIRECTV Holdings LLC, various lenders, Deutsche Bank Trust Company Americas, as Administrative Agent, and Bank of America, N.A., as Syndication Agent (incorporated by reference to Exhibit 10.2 to the Form 10-Q of HEC for the quarter ended March 31, 2003).

10.2	Security Agreement dated as of March 6, 2003 among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., DIRECTV, Inc., USSB II, Inc., DIRECTV Customer Services, Inc., DIRECTV Merchandising, Inc., DIRECTV Enterprises, LLC and DIRECTV Operations, LLC, as Assignors, and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated by reference to Exhibit 10.3 to the Form 10-Q of HEC for the quarter ended March 31, 2003).

10.3	Pledge Agreement dated as of March 6, 2003 among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., DIRECTV, Inc., USSB II, Inc., DIRECTV Customer Services, Inc., DIRECTV Merchandising, Inc., DIRECTV Enterprises, LLC and DIRECTV Operations, LLC, as Pledgors, and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated by reference to Exhibit 10.4 to the Form 10-Q of HEC for the quarter ended March 31, 2003).

10.4	Subsidiaries Guaranty dated as of March 6, 2003 by and among DIRECTV Financing Co., Inc., DIRECTV, Inc., USSB II, Inc., DIRECTV Customer Services, Inc., DIRECTV Merchandising, Inc., DIRECTV Enterprises, LLC and DIRECTV Operations, LLC in favor of Deutsche Bank Trust Company Americas, as Administrative Agent (incorporated by reference to Exhibit 10.5 to the Form 10-Q of HEC for the quarter ended March 31, 2003).

Exhibit No.	Description of Exhibit

10.5+	DBS Distribution Agreement dated April 10, 1992 by and between Hughes Communications Galaxy, Inc. and National Rural Telecommunications Cooperative (the “DBS Agreement”) (incorporated by reference to Exhibit 10.5 to the Form 10 of HEC filed August 13, 1999 (the “Form 10”)).

10.6	Addendum I to the DBS Agreement (incorporated by reference to Exhibit 10.6 to the Form 10).

10.7	Amendment No. 1 to the DBS Agreement dated May 11, 1992 (incorporated by reference to Exhibit 10.7 to the Form 10).

10.8	Amendment No. 2 to the DBS Agreement dated May 26, 1992 (incorporated by reference to Exhibit 10.8 to the Form 10).

10.9	Amendment No. 3 to the DBS Agreement, Letter of Agreement, dated May 29, 1992 (incorporated by reference to Exhibit 10.9 to the Form 10).

10.10	Amendment No. 4 to the DBS Agreement dated December 1, 1992 (incorporated by reference to Exhibit 10.10 to the Form 10).

10.11	Amendment No. 5 to the DBS Agreement dated December 11, 1992 (incorporated by reference to Exhibit 10.11 to the Form 10).

10.12	Amendment No. 6 to the DBS Agreement dated December 23, 1992 (incorporated by reference to Exhibit 10.12 to the Form 10).

10.13	Amendment No. 7 to the DBS Agreement, Letter of Agreement, dated July 9, 1993 (incorporated by reference to Exhibit 10.13 to the Form 10).

10.14+	Amendment No. 8 to the DBS Agreement, Letter of Agreement, dated February 14, 1994 (incorporated by reference to Exhibit 10.14 to the Form 10).

10.15	Amendment No. 9 to the DBS Agreement, Letter of Agreement, dated June 22, 1994 (incorporated by reference to Exhibit 10.15 to the Form 10).

10.16	Intellectual Property License Agreement dated as of February 10, 2003, between HEC and DIRECTV Enterprises, LLC, as licensee (incorporated by reference to Exhibit 10.16 of the Form S-4).

10.17	Office Sublease for Corporate Headquarters between Raytheon Company, f/k/a Hughes Aircraft Company, and DIRECTV, Inc. dated March 20, 1996 (incorporated by reference to Exhibit 10.17 of the Form S-4).

10.18	First Amendment to the Credit Agreement, dated as of July 30, 2003, among DIRECTV Holdings LLC, various lenders, Deutsche Bank Trust Company Americas, as Administrative Agent, and Bank of America, N.A., as Syndication Agent (incorporated by reference to Exhibit 10.5 to the Form 10-Q of HEC for the quarter ended June 30, 2003).

10.19	Term Sheet by and among National Rural Telecommunications Cooperative, North Central Communications and Iowa Lakes Electric Cooperative, on behalf of the Class certified in the United States District Court for the Central District of California, Case No. CV 00-2117 and Hughes Communications Galaxy, Inc. and DIRECTV, Inc. dated as of August 5, 2003 (incorporated by reference to Exhibit 10.19 to Amendment No.1 to the Form S-4 of DIRECTV Holdings LLC filed on August 19, 2003 (the “Form S-4/A”)).

10.20	First Amendment to Term Sheet by and among National Rural Telecommunications Cooperative, North Central Communications and Iowa Lakes Electric Cooperative, on behalf of the Class certified in the United States District Court for the Central District of California, Case No. CV 00-21 17 and Hughes Communications Galaxy, Inc. and DIRECTV, Inc. dated as of August 10, 2003 (incorporated by reference to Exhibit 10.20 to the Form S-4/A)

Exhibit No.	Description of Exhibit

10.21	Second Amendment to Term Sheet by and among National Rural Telecommunications Cooperative, North Central Communications and Iowa Lakes Electric Cooperative, on behalf of the Class certified in the United States District Court for the Central District of California, Case No. CV 00-2117 and Hughes Communications Galaxy, Inc. and DIRECTV, Inc. dated as of September 18, 2003 (incorporated by reference to Exhibit 10.4 to the Form 10-Q of DIRECTV Holdings LLC for the quarter ended September 30, 2003).

10.22	Complete Restatement of Amended Term Sheet by and among National Rural Telecommunications Cooperative, North Central Communications and Iowa Lakes Electric Cooperative, on behalf of the Class certified in the United States District Court for the Central District of California, Case No. CV 00-2117, and Hughes Communications Galaxy, Inc. and DIRECTV, Inc. effective as of August 5, 2003 (incorporated by reference to Exhibit 10.5 to the Form 10-Q of DIRECTV Holdings LLC for the quarter ended September 30, 2003).

10.23	Second Amendment to the Credit Agreement, dated as of March 9, 2004 among DIRECTV Holdings LLC, various lenders, Deutsche Bank Trust Company Americas, as Administrative Agent, and Bank of America, N.A., as Syndication Agent (incorporated by reference to Exhibit 10.23 to the Form 10-K of DIRECTV Holdings LLC for the year ended December 31, 2003).

10.24	Agreement of Termination, dated as of June 1, 2004, by and between DIRECTV, Inc., as assignee of Hughes Communications Galaxy, Inc., Hughes Communications Galaxy, Inc., as predecessor-in-interest and National Rural Telecommunications Cooperative (incorporated by reference to Exhibit 10.1 to the Form 8-K of DIRECTV Holdings LLC filed on June 2, 2004).

10.25	Pegasus Offer Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K of DIRECTV Holdings LLC filed on June 2, 2004).

10.26	Member Offer Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K of DIRECTV Holdings LLC filed on June 3, 2004).

10.27	Asset Purchase Agreement, dated as of July 30, 2004, by and among Pegasus Satellite Television, Inc., Golden Sky Systems, Inc., and each other entity listed as a “Seller” on the signature pages thereto, DIRECTV, Inc., and, solely for purposes of Section 12.12 thereof, The DIRECTV Group, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K of DIRECTV Holdings LLC filed on August 3, 2004).

10.28	Cooperation Agreement, dated as of July 30, 2004, by and among Pegasus Satellite Television, Inc. (on its own behalf and on behalf of its direct and indirect subsidiaries that are listed as a “Seller” on the signature pages to the Asset Purchase Agreement), and DIRECTV, Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K of DIRECTV Holdings LLC filed on August 3, 2004).

10.29	Global Settlement Agreement, dated as of July 30, 2004, by and among Pegasus Satellite Communications, Inc., Pegasus Communications Corporation, DIRECTV, Inc., National Rural Telecommunications Cooperative, the creditors’ committee in Pegasus’ Chapter 11 proceedings and certain other parties (incorporated by reference to Exhibit 10.3 to the Form 8-K of DIRECTV Holdings LLC filed on August 3, 2004).

10.30	Third Amendment to the Credit Agreement, dated as of September 27, 2004 among DIRECTV Holdings LLC, Deutsche Bank Trust Company Americas, as Administrative Agent, and Bank of America, N.A., as Syndication Agent (incorporated herein by reference to Exhibit 10.1 to the Form 8-K of DIRECTV Holdings LLC filed on September 30, 2004).

Exhibit No.	Description of Exhibit

10.31*	Hypothecation Agreement, dated as of March 6, 2003, among DIRECTV Holdings LLC, various lenders, Deutsche Bank Trust Company Americas, as Administrative Agent, Bank of America N.A., as Syndication Agent, and Citicorp North America, Inc., Credit Suisse First Boston and Goldman Sachs Credit Partners L.P., as Co-Documentation Agents

31.1*	Certification of Chief Executive Officer of DIRECTV Holdings LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Section 302”).

31.2*	Certification of Chief Financial Officer of DIRECTV Holdings LLC pursuant to Section 302.

31.3*	Certification of Chief Executive Officer of DIRECTV Financing Co., Inc. pursuant to Section 302.

31.4*	Certification of Chief Financial Officer of DIRECTV Financing Co., Inc. pursuant to Section 302.

32.1*	Certification of the Chief Executive Officer of DIRECTV Holdings LLC pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (“Section 906”).

32.2*	Certification of the Chief Financial Officer of DIRECTV Holdings LLC pursuant to Section 906.

32.3*	Certification of the Chief Executive Officer of DIRECTV Financing Co., Inc. pursuant to Section 906.

32.4*	Certification of the Chief Financial Officer of DIRECTV Financing Co., Inc. pursuant to Section 906.

*	Filed herewith.
+	Confidential treatment previously requested.

DIRECTV HOLDINGS LLC

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of year	Additions charged to costs and expenses	Additions charged to other accounts		Deductions		Balance at end of year
	(dollars in millions)
For the Year Ended December 31, 2004
Allowances Deducted from Assets
Accounts receivable (allowance for doubtful receivables)	$(51.1)	$(188.6)	$(77.9)	a	$231.2	b	$(86.4)
Inventories	(0.2)	(0.2)	—		0.2	c	(0.2)

Total Allowances Deducted from Assets	$(51.3)	$(188.8)	$(77.9)		$231.4		$(86.6)

For the Year Ended December 31, 2003
Allowances Deducted from Assets
Accounts receivable (allowance for doubtful receivables)	$(54.3)	$(129.8)	$(68.0)	a	$201.0	b	$(51.1)
Inventories	(1.6)	(0.8)	—		2.2	c	(0.2)

Total Allowances Deducted from Assets	$(55.9)	$(130.6)	$(68.0)		$203.2		$(51.3)

For the Year Ended December 31, 2002
Allowances Deducted from Assets
Accounts receivable (allowance for doubtful receivables)	$(53.2)	$(128.1)	$(70.7)	a	$197.7	b	$(54.3)
Inventories	(6.2)	(0.4)	—		5.0	c	(1.6)

Total Allowances Deducted from Assets	$(59.4)	$(128.5)	$(70.7)		$202.7		$(55.9)

a.	Primarily reflects the recovery of accounts previously written-off.
b.	Primarily relates to accounts written-off.
c.	Primarily relates to reduction in reserves based on physical inventory adjustments.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DIRECTV HOLDINGS LLC (Registrant)
Date: February 28, 2005	By:	/s/ MICHAEL W. PALKOVIC
Michael W. Palkovic Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 28th day of February 2005 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ CHASE CAREY Chase Carey	Chairman of the Board of Directors

/s/ MITCHELL STERN Mitchell Stern	Director, President and Chief Executive Officer	}Principal Executive Officer

/s/ MICHAEL W. PALKOVIC Michael W. Palkovic	Executive Vice President and Chief Financial Officer	}Principal Financial Officer

/s/ KEITH A. CAUSEY Keith A. Causey	Sr. Vice President and Controller	}Principal Accounting Officer

/s/ BRUCE CHURCHILL Bruce Churchill	Director

/s/ LARRY D. HUNTER Larry D. Hunter	Director

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DIRECTV FINANCING CO., INC. (Registrant)
Date: February 28, 2005	By:	/s/ MICHAEL W. PALKOVIC
Michael W. Palkovic Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 28th day of February 2005 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ MITCHELL STERN Mitchell Stern	Director, President and Chief Executive Officer	}Principal Executive Officer

/s/ MICHAEL W. PALKOVIC Michael W. Palkovic	Executive Vice President and Chief Financial Officer	}Principal Financial Officer

/s/ KEITH A. CAUSEY Keith A. Causey	Sr. Vice President and Controller	}Principal Accounting Officer