Form 10-Q
period 2005-03-31
DIRECTV FINANCING CO INC; DIRECTV HOLDINGS LLC
filed 2005-05-05
CIK 1234307, 1234308

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission file number 333-106529

DIRECTV HOLDINGS LLC
DIRECTV FINANCING CO., INC.
(Exact name of registrant as specified in its charter)

DIRECTV Holdings LLC—Delaware DIRECTV Financing Co., Inc.—Delaware (State or other jurisdiction of incorporation or organization)	25-1902628 59-3772785 (I.R.S. Employer Identification Number)

2230 East Imperial Highway, El Segundo, California 90245
(Address of principal executive offices, including zip code)

(310) 964-5000
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). days. Yes ☐    No ☒

        The registrant has met the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Quarterly Report on Form 10-Q with the reduced disclosure format.

TABLE OF CONTENTS

		Page No.
Part I—Financial Information (Unaudited)
Item 1.	Financial Statements
	Consolidated Statements of Operations for the Three Months Ended March 31, 2005 and 2004	1
	Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004	2
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004	3
	Notes to the Consolidated Financial Statements	4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15
Item 4.	Controls and Procedures	24
Part II—Other Information (Unaudited)
Item 1.	Legal Proceedings	25
Item 6.	Exhibits	26
Signature		27

DIRECTV HOLDINGS LLC

PART I—FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(dollars in millions)
Revenues	$2,800.8	$2,080.8
Operating Costs and Expenses, exclusive of depreciation and amortization expense shown separately below
Programming and other costs	1,149.6	848.1
Subscriber service expenses	220.5	146.0
Subscriber acquisition costs:
Third party customer acquisitions	587.9	436.5
Direct customer acquisitions	157.7	151.3
Upgrade and retention costs	252.2	174.2
Broadcast operations expenses	35.4	30.0
General and administrative expenses	181.9	149.5
Depreciation and amortization expense	177.2	123.8

Total Operating Costs and Expenses	2,762.4	2,059.4

Operating Profit	38.4	21.4
Interest expense, net	(56.0)	(47.4)
Other expense	(0.4)	—

Loss Before Income Taxes and Cumulative Effect of Accounting Change	(18.0)	(26.0)
Income tax benefit	6.9	10.0

Loss Before Cumulative Effect of Accounting Change	(11.1)	(16.0)
Cumulative effect of accounting change, net of taxes	—	(311.5)

Net Loss	$(11.1)	$(327.5)

Reference should be made to the Notes to the Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2005	December 31, 2004
	(dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$32.3	$34.5
Accounts receivable, net of allowances of $86.6 and $86.4	839.8	885.0
Inventories, net	265.7	122.0
Prepaid expenses and other	263.7	289.8

Total Current Assets	1,401.5	1,331.3
Satellites, net of accumulated depreciation of $477.9 and $455.6	1,699.5	1,597.4
Property, net of accumulated depreciation of $1,241.5 and $1,182.4	674.1	686.1
Goodwill	3,031.7	3,031.7
Intangible Assets, net	2,136.6	2,224.9
Other Assets	116.8	122.8

Total Assets	$9,060.2	$8,994.2

LIABILITIES AND OWNER'S EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,877.5	$1,771.7
Unearned subscriber revenue and deferred credits	229.8	255.9
Current portion of long-term debt	10.2	10.2

Total Current Liabilities	2,117.5	2,037.8
Long-Term Debt	3,266.4	3,276.6
Other Liabilities and Deferred Credits	1,116.1	1,128.6
Deferred Income Taxes	163.8	172.3
Commitments and Contingencies
Owner's Equity
Capital stock and additional paid-in capital	3,487.3	3,458.7
Accumulated deficit	(1,090.9)	(1,079.8)

Total Owner's Equity	2,396.4	2,378.9

Total Liabilities and Owner's Equity	$9,060.2	$8,994.2

Reference should be made to the Notes to the Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(dollars in millions)
Cash Flows from Operating Activities
Loss Before Cumulative Effect of Accounting Change	$(11.1)	$(16.0)
Adjustments to reconcile loss before cumulative effect of accounting change to net cash provided by (used in) operating activities
Depreciation and amortization expense	177.2	123.8
Equity losses from unconsolidated affiliates	0.4	—
Loss on sale or disposal of property	—	10.3
Stock-based compensation expense	4.6	2.1
Amortization of debt issuance costs	2.3	2.2
Deferred income taxes and other	(7.0)	(10.2)
Change in other operating assets and liabilities
Accounts receivable, net	45.2	6.0
Inventories	(143.7)	(15.2)
Prepaid expenses and other	24.6	(2.5)
Other assets	3.0	(20.5)
Accounts payable and accrued liabilities	103.6	(100.7)
Unearned subscriber revenue and deferred credits	(26.1)	13.0
Other liabilities and deferred credits	(2.5)	(34.9)

Net Cash Provided by (Used in) Operating Activities	170.5	(42.6)

Cash Flows from Investing Activities
Expenditures for property and equipment	(45.8)	(51.5)
Expenditures for satellites	(100.4)	(72.0)

Net Cash Used in Investing Activities	(146.2)	(123.5)

Cash Flows from Financing Activities
Repayment of debt	(10.2)	(12.2)
Repayment of long-term obligations	(16.3)	—
Debt issuance costs	—	(1.9)

Net Cash Used in Financing Activities	(26.5)	(14.1)

Net decrease in cash and cash equivalents	(2.2)	(180.2)
Cash and cash equivalents at beginning of the period	34.5	415.7

Cash and cash equivalents at end of the period	$32.3	$235.5

Supplemental Cash Flow Information
Interest paid	$83.7	$82.1
Income taxes (refunded) paid	(44.1)	0.3

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

        We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal recurring items) which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission, or SEC, on March 1, 2005 and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

        We introduced the DIRECTV® service in the United States in 1994. We currently use a fleet of six satellites to broadcast our service from our 101 degrees west longitude, or WL, 110 WL and 119 WL orbital locations. We also broadcast from 72.5 WL under our arrangement with Telesat Canada, or Telesat, Industry Canada and the Federal Communications Commission, or FCC. Additionally, we broadcast from 95 WL using transponders on a satellite we lease. We transmit entertainment and information programs from our digital broadcast centers located in Castle Rock, Colorado and Los Angeles, California to our in-orbit satellites. Customers receive our programming using a small receiving satellite dish antenna, a digital set-top receiver and a remote control, which we refer to as a DIRECTV System. DIRECTV System equipment is manufactured by Thomson Inc. (RCA), Philips Electronics North America Corporation, Samsung Electronics America, Inc. and other name brand consumer electronics companies. We distribute DIRECTV System equipment to consumers through national retail and consumer electronics stores, satellite television dealers, regional Bell operating companies, our direct customer acquisition program and rural dealer networks. We have a single operating segment with all revenues to date generated from U.S. based subscribers and customers.

        Prior period financial statements have been reclassified to conform to the current period presentation.

Note 2: Accounting Change

  Subscriber Acquisition, Upgrade and Retention Costs

        Effective January 1, 2004, we changed our method of accounting for subscriber acquisition, upgrade and retention costs. Previously, we deferred a portion of these costs, equal to the amount of profit to be earned from the subscriber, typically over the 12 month subscriber contract, and amortized the deferred amounts to expense over the contract period. We now expense all subscriber acquisition, upgrade and retention costs as incurred as subscribers activate the DIRECTV service. We determined that expensing such costs was preferable to our prior accounting method after considering the accounting practices of our competitors and companies within similar industries and the added clarity and ease of understanding our reported results for investors. As a result of the change, we expensed the total of the deferred costs, which amounted to $503.9 million ($311.5 million, net of taxes), as a cumulative effect of accounting change on January 1, 2004.

Note 3: Intangible Assets

        The following table sets forth the amounts recorded for intangible assets as of the periods presented:

		March 31, 2005			December 31, 2004
	Estimated Useful Lives (years)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
		(dollars in millions)
Intangible Assets:
Orbital Slots	Indefinite	$463.0	$30.6	$432.4	$463.0	$30.6	$432.4
72.5 WL Orbital License	4	172.5	26.1	146.4	172.5	15.7	156.8
Subscriber Related	5-6	1,336.8	157.5	1,179.3	1,336.8	93.9	1,242.9
Dealer Network	12	130.0	46.2	83.8	130.0	43.8	86.2
Distribution Rights	7	334.1	39.4	294.7	334.1	27.5	306.6

Total Intangible Assets		$2,436.4	$299.8	$2,136.6	$2,436.4	$211.5	$2,224.9

        The following table represents the amounts recorded as amortization expense for intangible assets for the periods presented:

	Three Months Ended March 31,
	2005	2004
	(dollars in millions)
72.5 WL Orbital License	$10.4
Subscriber Related	63.6	$16.2
Dealer Network	2.4	2.3
Distribution Rights	11.9	—

Total Amortization Expense for Intangible Assets	$88.3	$18.5

        Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $264.7 million for the remainder of 2005, $353.0 million in 2006, $353.0 million in 2007, $342.6 million in 2008, $247.8 million in 2009 and $143.1 million thereafter.

Note 4: Debt

	Interest Rates at March 31, 2005	March 31, 2005	December 31, 2004
		(dollars in millions)
Notes payable	8.375%	$1,400.0	$1,400.0
Credit facility	4.560%	1,001.6	1,011.8
Borrowing from Parent	3.120%	875.0	875.0

Total debt		3,276.6	3,286.8
Less: current portion of long-term debt	4.560%	10.2	10.2

Total long-term debt		$3,266.4	$3,276.6

        Notes Payable.    DIRECTV Holdings and DIRECTV Financing Co., Inc.'s, or DIRECTV Financing, (together with DIRECTV Holdings, the Co-Issuers) $1,400.0 million in registered senior notes are due in 2013 and bear interest at 8.375%. Principal on the senior notes is payable upon maturity, while interest is payable semi-annually. The senior notes have been fully and unconditionally guaranteed, jointly and severally, by each of DIRECTV Holdings' material domestic subsidiaries (other than DIRECTV Financing) (the Guarantor Subsidiaries) on a senior unsecured basis. The amount of interest accrued related to the senior notes was $4.9 million at March 31, 2005 and $34.2 million at December 31, 2004.

        The fair value of our senior notes was approximately $1,514.3 million at March 31, 2005 and $1,569.8 million at December 31, 2004 based on quoted market prices on those dates.

        On August 27, 2004, in connection with the completion of the Pegasus Satellite Television, Inc., or Pegasus, and National Rural Telecommunications Cooperative, or NRTC, transactions described in Note 6, we borrowed $875.0 million from The DIRECTV Group. The $875.0 million unsecured promissory note is payable in full on December 31, 2010. The promissory note bears interest, which is payable quarterly, at the three month London InterBank Offered Rate, or LIBOR. We may prepay the note in whole or in part at any time without penalty.

        Credit Facility.    At March 31, 2005, $1,001.6 million was outstanding under our senior secured credit facility. Borrowings under this facility bore interest at a rate equal to LIBOR plus 1.75%. The amount of interest accrued related to the senior secured credit facility was $2.4 million at March 31, 2005 and $2.3 million at December 31, 2004.

        Financing Transactions.    In April 2005, we entered into a new senior secured credit facility. The new senior secured credit facility is comprised of a $500.0 million six-year Term Loan A, a $1,500.0 million eight-year Term Loan B, both of which are fully funded, and a $500.0 million undrawn six-year revolving credit facility. We used the $2,000.0 million proceeds from the transaction to repay our senior secured credit facility outstanding at March 31, 2005 and our $875.0 million borrowing from Parent, and to pay related financing costs. We will use the excess proceeds for future working capital and other requirements.

        The terms of the new senior secured credit facility resulted in a lower interest rate and contain certain financial and other covenants that are less restrictive than the senior secured credit facility we repaid. The new senior secured credit facility bears interest at a rate equal to LIBOR plus 1.50% and requires us to pay a commitment fee of 0.25% per year for the unused commitment under the revolving credit facility. The interest rate and commitment fee may be increased or decreased under certain conditions. The new senior secured credit facility is secured by substantially all of our assets and is fully and unconditionally guaranteed, jointly and severally, by all of our material domestic subsidiaries.

        We announced that on May 19, 2005 we intend to redeem $490.0 million of our senior notes at a redemption price of 108.375% plus accrued and unpaid interest, for a total of approximately $538 million, which we will fund from a capital contribution from our Parent.

        The repayment of our senior secured credit facility outstanding at March 31, 2005 and partial redemption of the senior notes will result in a second quarter of 2005 pre-tax charge of approximately $56 million associated with the write-off of a portion of our deferred debt issuance costs and the premium paid for the redemption of our senior notes.

        After giving effect to the planned partial redemption of our senior notes in the second quarter of 2005 and the new senior secured credit facility, our notes payable and credit facility mature as follows: $497.5 million for the remainder of 2005; $15.0 million in 2006; $15.0 million in 2007; $52.5 million in 2008; $102.5 million in 2009 and $2,717.5 million thereafter. These amounts do not reflect potential prepayments that may be required under our new senior secured credit facility, which could result from a computation of excess cash flows that we are required to make at each year end under the credit agreement.

        Covenants and Restrictions.    The new senior secured credit facility requires us to comply with certain financial covenants. The senior notes and the new senior secured credit facility also include covenants that restrict the Co-Issuers and the Guarantor Subsidiaries' ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another person, (vi) sell, assign, lease or otherwise dispose of all or substantially all of our assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the credit agreement and senior notes indenture. Should we fail to comply with our covenants, all or a portion of our borrowings under the senior notes and new senior secured credit facility could become immediately payable and the revolving credit facility could be terminated. We are in compliance with all covenants under our new senior secured credit facility and senior notes.

Note 5: Related-Party Transactions

        The DIRECTV Group and affiliates.    We enter into related-party transactions with The DIRECTV Group and certain of its affiliates as part of normal operations.

        We receive an allocation of employee benefit expenses from The DIRECTV Group. We believe that our consolidated financial statements reflect our cost of doing business in accordance with Securities and Exchange Commission Staff Accounting Bulleting No. 55, "Allocation of Expenses and Related Disclosures in Financial Statements of Subsidiaries, Divisions of Lesser Business Components of Another Entity; Cheap Stock."

        During the third quarter of 2004, as part of the NRTC and Pegasus transactions discussed in Note 6, we borrowed $875.0 million from The DIRECTV Group, which resulted in interest expense of $5.6 million for the three months ended March 31, 2005. See Note 4 for further discussion of the $875.0 million debt.

        During the first quarter of 2005, The DIRECTV Group contributed to us SPACEWAY satellite assets at its cost in the amount of $24.0 million, which we recorded as a capital contribution. In addition, see Note 4 for further discussion of the approximately $538 million capital contribution received from The DIRECTV Group.

        News Corporation and affiliates.    News Corporation owns approximately 34% of the outstanding common stock of The DIRECTV Group through its wholly-owned subsidiary, Fox Entertainment Group, Inc. We purchase products and services from various affiliates of News Corporation, including system access cards, rights to distribute television programming, subscription services, broadcast engineering and production services and television advertising.

        Effective March 1, 2004, NDS Limited, or NDS, a subsidiary of News Corporation, became the exclusive provider of our conditional access products and services, including system access cards, a key component of the access security system in our set-top receivers. NDS is responsible for developing and periodically replacing system access cards during the term of our agreement with them.

        Other.    We purchase telemetry, tracking and control services, or TT&C, for certain of our satellites and lease additional satellite capacity from PanAmSat Corporation, or PanAmSat, which was a subsidiary of The DIRECTV Group until its sale on August 20, 2004. Prior to the PanAmSat sale, our transactions were considered related-party with the costs included in "Broadcast operations expenses" in the consolidated statements of operations.

        Prior to The DIRECTV Group's sale of Hughes Network System, Inc.'s, or HNS', set-top receiver manufacturing operations to Thomson Inc. on June 22, 2004, we purchased DIRECTV System equipment from and provided system access cards to HNS. We recorded the cost of purchases of DIRECTV System equipment from HNS in inventory and recognized the cost of the equipment in "Subscriber acquisition costs" or "Upgrade and retention costs" in accordance with our accounting policies. We recorded DIRECTV System access cards provided to HNS as "Revenues" in the consolidated statements of operations. We recorded the amounts due to HNS in "Accounts payable and accrued liabilities" in the consolidated balance sheets.

        The following table summarizes related-party transactions:

	Three Months Ended March 31,
	2005	2004
	(dollars in millions)
Sales:
The DIRECTV Group and affiliates	$3.0	$11.9
News Corporation and affiliates	6.1	1.6

Total	$9.1	$13.5

Purchases:
The DIRECTV Group and affiliates		$8.1
News Corporation and affiliates	$140.2	67.0

Total	$140.2	$75.1

        The following table sets forth the amount of accounts receivable from and accounts payable to related-parties as well as the amount borrowed from Parent:

	March 31, 2005	December 31, 2004
	(dollars in millions)
Accounts receivable from related-parties	$4.3	$4.8

Accounts payable to related-parties:
The DIRECTV Group and affiliates	$58.1	$23.9
News Corporation and affiliates	82.9	92.3

Total	$141.0	$116.2

Borrowing from Parent	$875.0	$875.0

Note 6: Acquisitions and Other Transactions

  NRTC Contract Rights

        On June 2, 2004, we announced an agreement with the NRTC, effective June 1, 2004, to end the NRTC's exclusive DIRECTV service distribution agreement and all related agreements. As a result of this agreement, we now have the right to sell our services in all territories across the United States. In conjunction with the agreement, we recorded $334.1 million as distribution rights in "Intangible Assets, net" in the consolidated balance sheets. We are amortizing the distribution rights intangible asset to expense over seven years, which represents the remaining life of the DIRECTV service distribution agreement.

  NRTC Member Subscribers

        In connection with the NRTC transaction described above, during the second and third quarters of 2004, all NRTC members, representing approximately 357,000 subscribers, excluding Pegasus, elected to sell their subscribers to us. As a result, we recorded a subscriber related intangible asset in "Intangible Assets, net" in the consolidated balance sheets amounting to $385.5 million, which we are amortizing over the estimated subscriber lives of approximately six years. We are paying certain NRTC members who elected a long-term payment option over seven years.

        As a result of the above transactions, at March 31, 2005 we owe the NRTC and its members who elected the long-term payment option $472.3 million, excluding interest, which is payable approximately as follows: $47.8 million for the remainder of 2005, $67.1 million in 2006, $71.2 million in 2007, $75.5 million in 2008, $80.2 million in 2009 and $130.5 million thereafter.

  Pegasus Subscribers

        On August 27, 2004, we acquired the subscribers and certain assets, consisting primarily of accounts receivable, of Pegasus for a total purchase price of $987.9 million. The total net cash consideration we paid to Pegasus amounted to $773.0 million, which is the total purchase price net of amounts owed by Pegasus for programming and other services and a May 2004 $63 million judgment in our favor. As a result of the transaction, we recorded a subscriber related intangible asset in "Intangible Assets, net" in the consolidated balance sheets amounting to $951.3 million, which we are amortizing over the estimated subscriber lives of approximately five years.

        During the third quarter of 2004, we funded the cash proceeds required for the Pegasus and NRTC transactions described above by $875.0 million of borrowings from Parent and a $200.0 million capital contribution from Parent. See Note 4 for further discussion of debt.

  72.5 WL Orbital License

        As part of an arrangement with Telesat, a Canadian telecommunications and broadcast services company, we agreed to provide Telesat the use of the DIRECTV 3 satellite, which was previously used as an in-orbit spare, through the end of its useful life and in return Telesat agreed to allow us the use of its 72.5 WL orbital location through 2008. As additional consideration for our use of 72.5 WL, we also agreed to allow Telesat to use DIRECTV 5 or a similar satellite for a five year period, subject to certain conditions, beginning at the end of 2008. Upon receipt of final approval from the FCC in the third quarter of 2004, we transferred DIRECTV 3 to Telesat and relocated DIRECTV 5, which was also an in-orbit spare, to 72.5 WL to provide additional local channels and other programming in the United States. We recorded these transactions as an exchange of similar productive assets based on the net book values of the assets exchanged. As a result during the third quarter of 2004, we recorded a $172.5 million 72.5 WL orbital license intangible asset, which is equal to the $81.4 million net book value of the DIRECTV 3 satellite transferred from satellites, net, and an accrual for deferred lease revenues of $91.1 million, representing the value of the transferred satellite over the five year lease period. We are amortizing the 72.5 WL orbital license intangible asset over the four year contract period and will recognize the deferred lease revenues as an offset to depreciation expense during the five year lease period beginning at the end of 2008.

  Long-Term Purchase Agreement

        As part of The DIRECTV Group's sale of HNS' set-top receiver manufacturing operations to Thomson in June 2004, we entered into a long-term purchase agreement, or the Agreement, with Thomson for the supply of set-top receivers. As part of this transaction, we received approximately $200 million in cash from Thomson and can earn an additional $50 million rebate from Thomson if Thomson's aggregate sales of our set-top receivers equal at least $4 billion over the initial five year contract term plus an additional one year optional extension period, or the Contract Term. We can also earn, on a pro rata basis, an additional $100 million rebate from Thomson if Thomson's aggregate sales of our set-top receivers are in excess of $4 billion and up to $6 billion during the Contract Term. The approximately $200 million in cash received from Thomson was recorded in "Unearned subscriber revenue and deferred credits" and "Other Liabilities and Deferred Credits" in the consolidated balance sheets and is recorded as an offset to "Subscriber acquisition costs" and/or "Upgrade and retention costs" in the consolidated statements of operations, as appropriate, on a pro rata basis as the set-top receivers purchased from Thomson are activated. We have determined that, based upon projected set-top receiver requirements, it is probable and reasonably estimable that the minimum purchase requirement will be met for the $50 million rebate during the initial contract period. We record a proportionate amount of the $50 million rebate as a credit to "Subscriber acquisition costs" and/or "Upgrade and retention costs" in the consolidated statements of operations upon set-top receiver activation over the initial contract period with a corresponding entry to "Accounts receivable, net" in the consolidated balance sheets. As a result, during the first quarter of 2005, we recognized $12.3 million of the $200 million deferral and the $50 million rebate in the consolidated statements of operations.

Note 7: Commitments and Contingencies

  Litigation

        Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at March 31, 2005. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material adverse effect on our consolidated results of operations or financial position.

  Other

        We use in-orbit and launch insurance to mitigate the potential financial impact of satellite fleet launch and in-orbit failures unless the premium costs are considered uneconomic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact that a satellite failure could have on our ability to provide service. At March 31, 2005, the net book value of uninsured satellites amounted to $409.3 million.

  Commitments

        At March 31, 2005, our minimum future commitments under noncancelable operating leases having lease terms in excess of one year were primarily for real property and aggregated $128.8 million,

payable as follows: $20.3 million for the remainder of 2005, $26.7 million in 2006, $25.3 million in 2007, $24.0 million in 2008, $11.2 million in 2009 and $21.3 million thereafter. Certain of these leases contain escalation clauses and renewal or purchase options, which we have not considered in the amounts disclosed. Our rental expense under operating leases was $12.6 million for the three months ended March 31, 2005 and $8.7 million for the three months ended March 31, 2004.

        At March 31, 2005, we anticipate minimum payments under our current contractual commitments, which include agreements for broadcast programming, the purchase of services that we have outsourced to third parties, such as call center operations, billing services and TT&C, and the cost of planned satellite construction and launch contracts to be approximately $586.7 million for the remainder of 2005, $839.8 million in 2006, $926.1 million in 2007, $918.2 million in 2008, $873.1 million in 2009 and $1,335.6 million thereafter. Due to the uncertainty of the timing of payments, we exclude from the minimum payments above our remaining commitment to purchase in excess of $200.0 million of set-top receivers from Thomson by June 2007.

Note 8: Condensed Consolidating Financial Statements

        The following presents the condensed consolidating statements of operations and the condensed consolidating statements of cash flows for the three months ended March 31, 2005 and 2004 and the condensed consolidating balance sheets as of March 31, 2005 and December 31, 2004 of the Co-Issuers, Guarantor Subsidiaries, and the eliminations necessary to present DIRECTV Holdings' financial statements on a consolidated basis. We have included RSG Resource Supply GmbH, a foreign subsidiary, which is not a guarantor of the senior notes or the senior secured credit facility and has no material operations, assets or liabilities, in the "Guarantor Subsidiaries" column in the presentation below. These condensed consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of DIRECTV Holdings.

Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2005

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(dollars in millions)
Revenues	$237.2	$2,800.8	$(237.2)	$2,800.8
Operating Costs and Expenses, exclusive of depreciation and amortization expense shown separately below
Programming and other costs	196.8	1,189.9	(237.1)	1,149.6
Subscriber service expenses	—	220.5	—	220.5
Subscriber acquisition costs:
Third party customer acquisitions	—	587.9	—	587.9
Direct customer acquisitions	—	157.7	—	157.7
Upgrade and retention costs	—	252.2	—	252.2
Broadcast operations expenses	—	35.4	—	35.4
General and administrative expenses	0.2	181.8	(0.1)	181.9
Depreciation and amortization expense	—	177.2	—	177.2

Total Operating Costs and Expenses	197.0	2,802.6	(237.2)	2,762.4

Operating Profit (Loss)	40.2	(1.8)	—	38.4
Equity in pre-tax loss of consolidated subsidiaries	(14.9)	—	14.9	—
Interest expense, net	(43.3)	(12.7)	—	(56.0)
Other expense	—	(0.4)	—	(0.4)

Loss Before Income Taxes	(18.0)	(14.9)	14.9	(18.0)
Income tax benefit	6.9	5.8	(5.8)	6.9

Net Loss	$(11.1)	$(9.1)	$9.1	$(11.1)

Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2004

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(dollars in millions)
Revenues	$212.9	$2,081.0	$(213.1)	$2,080.8
Operating Costs and Expenses, exclusive of depreciation and amortization expense shown separately below
Programming and other costs	149.7	911.3	(212.9)	848.1
Subscriber service expenses	—	146.0	—	146.0
Subscriber acquisition costs:
Third party customer acquisitions	—	436.5	—	436.5
Direct customer acquisitions	—	151.3	—	151.3
Upgrade and retention costs	—	174.2	—	174.2
Broadcast operations expenses	—	30.0	—	30.0
General and administrative expenses	0.3	149.4	(0.2)	149.5
Depreciation and amortization expense	—	123.8	—	123.8

Total Operating Costs and Expenses	150.0	2,122.5	(213.1)	2,059.4

Operating Profit (Loss)	62.9	(41.5)	—	21.4
Equity in pre-tax loss of consolidated subsidiaries	(545.4)	—	545.4	—
Interest expense, net	(47.4)	—	—	(47.4)

Loss Before Income Taxes and Cumulative Effect of Accounting Change	(529.9)	(41.5)	545.4	(26.0)
Income tax benefit	202.4	16.0	(208.4)	10.0

Loss Before Cumulative Effect of Accounting Change	(327.5)	(25.5)	337.0	(16.0)
Cumulative effect of accounting change, net of taxes	—	(311.5)	—	(311.5)

Net Loss	$(327.5)	$(337.0)	$337.0	$(327.5)

Condensed Consolidating Balance Sheet
As of March 31, 2005

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(dollars in millions)
ASSETS
Total Current Assets	$72.1	$1,337.1	$(7.7)	$1,401.5
Satellites, net	—	1,699.5	—	1,699.5
Property, net	—	674.1	—	674.1
Goodwill, net	1,827.6	1,204.1	—	3,031.7
Intangible Assets, net	—	2,136.6	—	2,136.6
Other Assets	3,996.9	63.7	(3,943.8)	116.8

Total Assets	$5,896.6	$7,115.1	$(3,951.5)	$9,060.2

LIABILITIES AND OWNER'S EQUITY
Total Current Liabilities	$168.1	$1,957.1	$(7.7)	$2,117.5
Long-Term Debt	3,266.4	—	—	3,266.4
Other Liabilities and Deferred Credits	65.7	2,180.2	(966.0)	1,279.9
Owner's Equity
Capital stock and additional paid-in capital	3,487.3	4,669.1	(4,669.1)	3,487.3
Accumulated deficit	(1,090.9)	(1,691.3)	1,691.3	(1,090.9)

Total Owner's Equity	2,396.4	2,977.8	(2,977.8)	2,396.4

Total Liabilities and Owner's Equity	$5,896.6	$7,115.1	$(3,951.5)	$9,060.2

Condensed Consolidating Balance Sheet
As of December 31, 2004

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(dollars in millions)
ASSETS
Total Current Assets	$46.6	$1,292.4	$(7.7)	$1,331.3
Satellites, net	—	1,597.4	—	1,597.4
Property, net	—	686.1	—	686.1
Goodwill, net	1,827.6	1,204.1	—	3,031.7
Intangible Assets, net	—	2,224.9	—	2,224.9
Other Assets	4,062.9	67.4	(4,007.5)	122.8

Total Assets	$5,937.1	$7,072.3	$(4,015.2)	$8,994.2

LIABILITIES AND OWNER'S EQUITY
Total Current Liabilities	$195.5	$1,850.0	$(7.7)	$2,037.8
Long-Term Debt	3,276.6	—	—	3,276.6
Other Liabilities and Deferred Credits	86.1	2,179.7	(964.9)	1,300.9
Owner's Equity
Capital stock and additional paid-in capital	3,458.7	4,724.8	(4,724.8)	3,458.7
Accumulated deficit	(1,079.8)	(1,682.2)	1,682.2	(1,079.8)

Total Owner's Equity	2,378.9	3,042.6	(3,042.6)	2,378.9

Total Liabilities and Owner's Equity	$5,937.1	$7,072.3	$(4,015.2)	$8,994.2

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2005

	Co-Issuers	Guarantor Subsidiaries	DIRECTV Holdings Consolidated
	(dollars in millions)
Cash Flows from Operating Activities
Net Cash Provided by Operating Activities	$28.5	$142.0	$170.5

Cash Flows from Investing Activities
Expenditures for property and equipment	—	(45.8)	(45.8)
Expenditures for satellites	—	(100.4)	(100.4)

Net Cash Used in Investing Activities	—	(146.2)	(146.2)

Cash Flows from Financing Activities
Repayment of debt	(10.2)	—	(10.2)
Repayment of long-term obligations	—	(16.3)	(16.3)

Net Cash Used in Financing Activities	(10.2)	(16.3)	(26.5)

Net increase (decrease) in cash and cash equivalents	18.3	(20.5)	(2.2)
Cash and cash equivalents at beginning of the period	14.0	20.5	34.5

Cash and cash equivalents at the end of the period	$32.3	$—	$32.3

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2004

	Co-Issuers	Guarantor Subsidiaries	DIRECTV Holdings Consolidated
	(dollars in millions)
Cash Flows from Operating Activities
Net Cash Provided by (Used in) Operating Activities	$(166.1)	$123.5	$(42.6)

Cash Flows from Investing Activities
Expenditures for property and equipment	—	(51.5)	(51.5)
Expenditures for satellites	—	(72.0)	(72.0)

Net Cash Used in Investing Activities	—	(123.5)	(123.5)

Cash Flows from Financing Activities
Repayment of debt	(12.2)	—	(12.2)
Debt issuance costs	(1.9)	—	(1.9)

Net Cash Used in Financing Activities	(14.1)	—	(14.1)

Net decrease in cash and cash equivalents	(180.2)	—	(180.2)
Cash and cash equivalents at beginning of the period	415.7	—	415.7

Cash and cash equivalents at the end of the period	$235.5	$—	$235.5

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following is a discussion of our financial condition and results of operations for the periods described below. This discussion should be read in conjunction with our management's discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 1, 2005 and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

        This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, "forward-looking statements" within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as we "believe," "estimate," "expect," "anticipate," "intend," "plan," "foresee," "project" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from historical results or from those expressed or implied by the relevant forward-looking statement. Risk factors which could cause actual performance and future actions to differ materially from forward-looking statements made herein include, among others, the following:

  •
  we compete with other multi-channel video programming distributors some of whom have greater resources and increasing levels of competition could materially adversely affect our ability to grow and increase earnings;

  •
  we depend on the Communications Act for access to cable-affiliated programming and changes impacting that access could materially adversely affect us;

  •
  regulatory carriage requirements may negatively affect our ability to deliver local broadcast stations, as well as other aspects of our business;

  •
  loss of FCC licenses and other regulatory approvals critical to our business could materially adversely affect us;

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

Key Terminology Used in Management's Discussion and Analysis of Financial Condition and Results of Operations

        Revenues.    We earn revenues mostly from subscriber subscriptions to basic and premium channel programming, pay-per-view programming and seasonal and live sporting events. We also earn revenues from fees from subscribers with multiple set-top receivers (which we refer to as mirroring fees), hardware revenues from subscribers who purchase receivers under our direct sales and upgrade and retention programs, our published programming guide, warranty service fees and advertising services. Prior to the completion of the transactions with the NRTC and Pegasus in the third quarter of 2004, revenues also included fees earned from the NRTC and Pegasus, which were equal to a percentage of the subscriber revenues earned from the subscribers located in certain areas (mainly rural). See "Discussion of Significant Events" below for further discussion.

        Programming and Other Costs.    These costs primarily include license fees for subscription service programming, pay-per-view programming, live sports and other events. Other costs include expenses associated with the publication and distribution of our programming guide, continuing service fees paid to third parties for active DIRECTV subscribers, warranty service premiums we pay to a third party and production costs for on-air advertisements we sell to third parties.

        Subscriber Service Expenses.    Subscriber service expenses include the costs of customer call centers, billing, remittance processing and certain home services expenses, such as in-home repair costs.

        Subscriber Acquisition Costs—Third Party Customer Acquisitions.    The majority of these costs represent commissions we pay to third parties to acquire new DIRECTV subscribers, which include our national retailers as well as independent satellite television retailers, dealers, regional Bell operating companies and others. We also include the costs we incur for subsidies of DIRECTV System equipment, installation and advertising.

        Subscriber Acquisition Costs—Direct Customer Acquisitions.    These costs consist primarily of hardware, installation, advertising and customer call center expenses associated with new DIRECTV subscribers added through our direct customer acquisition program.

        SAC.    We calculate SAC, which represents total subscriber acquisition costs stated on a per subscriber basis, by dividing total subscriber acquisition costs for a period (the sum of subscriber acquisition costs reported for third party customer acquisitions and direct customer acquisitions) by the number of gross new subscribers that we acquired through third parties and our direct customer acquisition program during the period.

        Upgrade and Retention Costs.    The majority of upgrade and retention costs are associated with upgrade efforts for existing subscribers that we believe will result in higher average monthly revenue per subscriber, or ARPU, and lower churn. Our upgrade efforts include subscriber equipment upgrade programs for digital video recorders, or DVRs, high-definition, or HD, receivers and local channels, our multiple set-top receiver offer and similar initiatives. Retention costs primarily include the costs of installing and/or providing hardware under our movers program for subscribers relocating to a new residence.

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

        Operating Profit Before Depreciation and Amortization.    We calculate Operating Profit Before Depreciation and Amortization, which is a financial measure that is not determined in accordance with accounting principles generally accepted in the United States of America, or GAAP, by adding amounts under the caption "Depreciation and amortization expense" to "Operating Profit," as presented in the consolidated statements of operations. This measure should be used in conjunction with GAAP financial measures and is not presented as an alternative measure of operating results, as determined in accordance with GAAP. Our management and The DIRECTV Group use Operating Profit Before Depreciation and Amortization to evaluate our operating performance and to allocate resources and capital. We also use this metric as a measure of performance for incentive compensation purposes and to measure income generated from operations that could be used to fund capital expenditures, service debt or pay taxes. Depreciation and amortization expense primarily represents an allocation to current expense of the cost of historical capital expenditures and for intangible assets. To compensate for the exclusion of depreciation and amortization expense from operating profit, our management and The DIRECTV Group separately measure and budget for capital expenditures and business acquisitions.

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

        Average Monthly Revenue Per Subscriber.    We calculate ARPU by dividing average monthly revenues for the period (total revenues during the period divided by the number of months in the period) by average DIRECTV owned and operated subscribers for the period. DIRECTV owned and operated subscribers exclude the subscribers of the former NRTC members and affiliates prior to the NRTC and Pegasus transactions in the second and third quarters of 2004, which we discuss in more detail below in "Discussion of Significant Events." We calculate average DIRECTV owned and operated subscribers for the year and the period by adding the number of DIRECTV owned and operated subscribers as of the beginning of the year or the period and for each quarter end in the current year or period and dividing by the sum of the number of quarters in the period plus one.

        Average Monthly Subscriber Churn.    Average monthly subscriber churn represents the number of DIRECTV subscribers whose service is disconnected, expressed as a percentage of the average total number of DIRECTV subscribers. We calculate average monthly subscriber churn by dividing the average monthly number of disconnected DIRECTV subscribers for the period (the subscribers disconnected during the period divided by the number of months in the period) by average DIRECTV subscribers for the period. Average monthly churn includes the results from the former NRTC and Pegasus subscribers.

        Subscriber Count.    The total number of DIRECTV subscribers represents the total number of subscribers actively subscribing to the DIRECTV service, including the subscribers of the NRTC's members and affiliates, seasonal subscribers and subscribers who are in the process of relocating.

Business Overview

        DIRECTV Holdings is a wholly-owned subsidiary of The DIRECTV Group and consists of DIRECTV Enterprises, LLC and its wholly-owned subsidiaries and DIRECTV Financing Co., Inc.

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

        Satellite Development.    On April 26, 2005, SPACEWAY 1 was successfully launched. SPACEWAY 1 is the first of four Ka-band satellites that will enable us to broadcast local HD channels into several of the nation's largest markets.

Results of Operations

        The following table sets forth, for the periods indicated, our unaudited consolidated statements of operations and certain other operating data:

	Three Months Ended March 31,
	2005	2004	Change
	(dollars in millions, except per subscriber data)
Revenues	$2,800.8	$2,080.8	$720.0	34.6%
Operating Costs and Expenses, exclusive of depreciation and amortization expense shown separately below
Programming and other costs	1,149.6	848.1	301.5	35.6%
Subscriber service expenses	220.5	146.0	74.5	51.0%
Subscriber acquisition costs:
Third party customer acquisitions	587.9	436.5	151.4	34.7%
Direct customer acquisitions	157.7	151.3	6.4	4.2%
Upgrade and retention costs	252.2	174.2	78.0	44.8%
Broadcast operations expenses	35.4	30.0	5.4	18.0%
General and administrative expenses	181.9	149.5	32.4	21.7%
Depreciation and amortization expense	177.2	123.8	53.4	43.1%

Total Operating Costs and Expenses	2,762.4	2,059.4	703.0	34.1%

Operating Profit	38.4	21.4	17.0	79.4%
Interest expense, net	(56.0)	(47.4)	(8.6)	18.1%
Other expense	(0.4)	—	(0.4)	100.0%

Loss Before Income Taxes and Cumulative Effect of Accounting Change	(18.0)	(26.0)	8.0	(30.8)%
Income tax benefit	6.9	10.0	(3.1)	(31.0)%

Loss Before Cumulative Effect of Accounting Change	(11.1)	(16.0)	4.9	(30.6)%
Cumulative effect of accounting change, net of taxes	—	(311.5)	311.5	100.0%

Net Loss	$(11.1)	$(327.5)	$316.4	(96.6)%

Other Data:
Operating Profit	$38.4	$21.4	$17.0	79.4%
Depreciation and amortization expense	177.2	123.8	53.4	43.1%

Operating Profit Before Depreciation and Amortization	$215.6	$145.2	$70.4	48.5%

Average monthly revenue per subscriber (ARPU)	$65.78	$63.57	$2.21	3.5%
Average monthly subscriber churn %	1.49%	1.43%	—	4.2%
Average subscriber acquisition costs—per subscriber (SAC)	$656	$644	$12	1.9%
Total number of subscribers (000's)	14,445	12,631	1,814	14.4%

Discussion of Significant Events

        Pegasus and NRTC Member Subscribers.    During the third quarter of 2004, we completed the Pegasus and NRTC transactions, as described in Part I, Item 1, Note 6 to the consolidated financial statements, which resulted in us recording a subscriber related intangible asset of $951.3 million from the Pegasus transaction that we are amortizing over the estimated average subscriber lives of five years and a subscriber related intangible asset of $385.5 million that resulted from the NRTC transaction that we are amortizing over the estimated average subscriber lives of six years. Had the estimated average subscriber lives for these intangible assets been decreased by one year, our future annual amortization expense would increase by approximately $60 million.

        NRTC Contract Rights.    As part of our agreement with the NRTC, effective June 1, 2004, to end the NRTC's exclusive DIRECTV service distribution agreement and all related agreements, we agreed to pay the NRTC approximately $4.4 million per month through June 2011, or $322.1 million on a present value basis. As a result of this agreement, we now have the right to sell our services in all territories across the United States. We are amortizing the distribution rights intangible asset of $334.1 million that was recorded as part of the transaction, which includes the present value of the cash payments and fees associated with the transaction, to expense over the remaining life of the original DIRECTV service distribution agreement of seven years.

        Subscriber Acquisition, Upgrade and Retention Costs.    Effective January 1, 2004, we changed our method of accounting for subscriber acquisition, upgrade and retention costs. Previously, we deferred a portion of these costs, equal to the amount of profit to be earned from the subscriber, typically over the 12 month subscriber contract, and amortized the deferred amounts to expense over the contract period. We now expense all subscriber acquisition, upgrade and retention costs as incurred as subscribers activate the DIRECTV service. We determined that expensing such costs was preferable to our prior accounting method after considering the accounting practices of our competitors and companies within similar industries and the added clarity and ease of understanding our reported results for investors. As a result of this change, we expensed the total of the deferred costs, which amounted to $503.9 million ($311.5 million, net of taxes), as a cumulative effect of accounting change on January 1, 2004.

Three Months Ended March 31, 2005 Compared with the Three Months Ended March 31, 2004

        Subscribers.    We had approximately 14.4 million subscribers at March 31, 2005. At March 31, 2004, we had approximately 12.6 million subscribers, of which 11.1 million represented owned and operated subscribers. We added 1.1 million gross new total subscribers during the three months ended March 31, 2005 compared to 1.0 million gross new total subscribers during the same period of 2004. The increase was due to a higher number of subscribers acquired in local channel markets, improved international programming and an improved and more diverse distribution network. After accounting for churn, we added approximately 0.5 million total net new subscribers during the three months ended March 31, 2005.

        Our average monthly subscriber churn increased to 1.49% in the first quarter of 2005 compared to average monthly subscriber churn of 1.43% in first quarter of 2004.

        Revenues.    The $720.0 million increase in revenues to $2,800.8 million resulted from our new subscribers added since March 31, 2004, including those subscribers added as part of the NRTC and Pegasus transactions, and higher ARPU on the larger subscriber base. The 3.5% increase in ARPU to $65.78 resulted primarily from price increases on certain programming packages, higher mirroring fees from an increase in the average number of set-top receivers per subscriber and a higher percentage of subscribers purchasing local channels. These increases were partially offset by lower ARPU related to the acquired Pegasus and NRTC subscribers of approximately $2.75. Excluding this negative impact, ARPU would have increased by about 8%.

        Total Operating Costs and Expenses.    The $703.0 million increase in total operating costs and expenses to $2,762.4 million resulted primarily from higher costs for programming, subscriber acquisitions and customer upgrade and retention initiatives.

        Our higher programming and other costs of $301.5 million resulted mostly from higher license fees for subscription service programming due to the increased number of subscribers and annual program supplier rate increases. Our higher subscriber service expenses resulted primarily from increased costs due to our larger subscriber base.

        Higher gross subscriber additions during the three months ended March 31, 2005 and the increase in SAC per subscriber primarily drove the increase in subscriber acquisition costs. The higher SAC per subscriber was mostly due to an increase in the number of set-top receivers provided to new subscribers and an increase in the number of subscribers purchasing DVRs. These increases were partially offset by a decrease in the costs of set-top receivers.

        Increased volume under our DVR, movers, HD and local channel upgrade programs drove most of the increase in upgrade and retention costs. Under these programs, we provide DVRs or additional equipment, plus installation, to subscribers at significantly reduced prices.

        The increase in depreciation and amortization expense resulted primarily from amortization expense related to intangible assets recorded as part of the NRTC and Pegasus transactions.

        Interest Expense, Net.    The $8.6 million increase in net interest expense was primarily due to the additional interest expense resulting from the NRTC transactions.

        Cumulative Effect of Accounting Change, net of taxes.    The $311.5 million cumulative effect of accounting change, net of taxes, was due to the January 1, 2004 change in our accounting for subscriber acquisition, upgrade and retention costs discussed above.

        Income Tax Benefit.    The $3.1 million decrease in the income tax benefit was due to our higher pre-tax loss generated in 2004.

Liquidity and Capital Resources

        We generally fund our cash requirements from cash on-hand and cash generated by our operations. However, we have received capital contributions and have borrowed amounts from our Parent in the past to fund certain transactions. In addition, in the second quarter of 2005, we received a $538 million capital contribution to redeem a portion of our senior notes discussed below. We also have up to $500.0 million of borrowing capacity under our new revolving credit facility discussed below.

        At March 31, 2005, we had cash and cash equivalents of $32.3 million compared to $34.5 million at December 31, 2004. The $2.2 million decrease in cash and cash equivalents during 2005 resulted primarily from $146.2 million of expenditures for satellites, property and equipment, $16.3 million of payments made associated with our obligations to the NRTC and its members and a $10.2 million principal payment on our Term Loan. This decrease in cash was partially offset by $170.5 million in cash provided by operations.

        As a measure of liquidity, our current ratio (ratio of current assets to current liabilities) was 0.66 at March 31, 2005 compared to 0.65 at December 31, 2004. The working capital deficit increased to a deficit of $716.0 million at March 31, 2005 from a deficit of $706.5 million at December 31, 2004.

        As a result of our April 2005 financing transactions discussed below, we believe that our cash on-hand, future cash flows, amounts contributed and borrowed from The DIRECTV Group and amounts available to us under the revolving portion of our new senior secured credit facility will be sufficient to fund our operations and commitments for the foreseeable future. However, several factors may affect our ability to fund our operations and commitments, which we discuss below in "Commitments and Contingencies." Additionally, our ability to borrow under the new senior secured credit facility is contingent upon our meeting financial and other covenants associated with our debt.

        In addition, our future cash flows may be reduced if we experience, among other things, significantly higher subscriber additions than planned, increased subscriber churn or upgrade and retention costs, higher than planned capital expenditures for satellites and broadcast equipment, satellite anomalies or signal theft or if we are required to make a prepayment on our new Term Loans.

        Debt.    At March 31, 2005, our debt consisted of $1,400.0 million of senior notes, $1,001.6 million of borrowings under our senior secured credit facility and $875.0 million that we borrowed from our Parent as part of the NRTC and Pegasus transactions.

        Financing Transactions.    In April 2005, we entered into a new senior secured credit facility. The new senior secured credit facility is comprised of a $500.0 million six-year Term Loan A, a $1,500.0 million eight-year Term Loan B, both of which are fully funded, and a $500.0 million undrawn six-year revolving credit facility. We used the $2,000.0 million proceeds from the transaction to repay our senior secured credit facility outstanding at March 31, 2005 and our $875.0 million borrowing from Parent, and to pay related financing costs. We will use the excess proceeds for future working capital and other requirements.

        The terms of the new senior secured credit facility resulted in a lower interest rate and contain certain financial and other covenants that are less restrictive than the senior secured credit facility we repaid. The new senior secured credit facility bears interest at a rate equal to LIBOR plus 1.50% and requires us to pay a commitment fee of 0.25% per year for the unused commitment under the revolving credit facility. The interest rate and commitment fee may be increased or decreased under certain conditions. The new senior secured credit facility is secured by substantially all of our assets and is fully and unconditionally guaranteed, jointly and severally, by all of our material domestic subsidiaries.

        We announced that on May 19, 2005 we intend to redeem $490.0 million of our senior notes at a redemption price of 108.375% plus accrued and unpaid interest, for a total of approximately $538 million, which we will fund through a capital contribution from our Parent.

        The repayment of our senior secured credit facility outstanding at March 31, 2005 and partial redemption of the senior notes will result in a second quarter of 2005 pre-tax charge of approximately $56 million associated with the write-off of a portion of our deferred debt issuance costs and the premium paid for the redemption of our senior notes.

        Debt is more fully described in Part I, Item 1, Note 4 to the consolidated financial statements of this Quarterly Report, which we incorporate herein by reference.

Commitments and Contingencies

        Litigation.    Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands, that if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at March 31, 2005. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material adverse effect on our consolidated results of operations or financial position. For a discussion of material pending legal proceedings, refer to Item 1. Legal Proceedings of Part II of this Quarterly Report, which we incorporate herein by reference.

        Other.    We use in-orbit and launch insurance to mitigate the potential financial impact of satellite fleet launch and in-orbit failures unless the premium costs are considered uneconomic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on our ability to provide service. At March 31, 2005, the net book value of uninsured satellites amounted to $409.3 million.

        Commitments.    At March 31, 2005, our minimum future commitments under noncancelable operating leases having lease terms in excess of one year were primarily for real property and aggregated $128.8 million, payable as follows: $20.3 million for the remainder of 2005, $26.7 million in 2006, $25.3 million in 2007, $24.0 million in 2008, $11.2 million in 2009 and $21.3 million thereafter.

Certain of these leases contain escalation clauses and renewal or purchase options, which we have not considered in the amounts disclosed. Our rental expense under operating leases was $12.6 million for the three months ended March 31, 2005 and $8.7 million for the three months ended March 31, 2004.

        At March 31, 2005, we anticipate minimum payments under our current contractual commitments, which include agreements for broadcast programming, the purchase of services that we have outsourced to third parties, such as call center operations, billing services and TT&C, and the cost of planned satellite construction and launch contracts to be approximately $586.7 million for the remainder of 2005, $839.8 million in 2006, $926.1 million in 2007, $918.2 million in 2008, $873.1 million in 2009 and $1,335.6 million thereafter. Due to the uncertainty of the timing of payments, we exclude from the minimum payments above our remaining commitment to purchase in excess of $200.0 million of set-top receivers from Thomson by June 2007.

        The total obligations owed to the NRTC and its members electing the long-term payment option amounted to $472.3 million, excluding interest, at March 31, 2005 and is payable approximately as follows: $47.8 million in the remainder of 2005, $67.1 million in 2006, $71.2 million in 2007, $75.5 million in 2008, $80.2 million in 2009 and $130.5 million thereafter.

        After giving effect to the planned partial redemption of our senior notes in the second quarter of 2005 and the new senior secured credit facility described above, our notes payable and credit facility mature as follows: $497.5 million for the remainder of 2005; $15.0 million in 2006; $15.0 million in 2007; $52.5 million in 2008; $102.5 million in 2009 and $2,717.5 million thereafter. These amounts do not reflect potential prepayments that may be required under our new senior secured credit facility, which could result from a computation of excess cash flows that we are required to make at each year end under the credit agreement.

Certain Relationships and Related-Party Transactions

        For a discussion of "Certain Relationships and Related-Party Transactions," see Part I, Item 1, Note 5 to the consolidated financial statements, which we incorporate herein by reference.

Accounting Changes

  Subscriber Acquisition, Upgrade and Retention Costs

        Effective January 1, 2004, we changed our method of accounting for subscriber acquisition, upgrade and retention costs. See "Discussion of Significant Events Affecting Period to Period Comparability" above for further discussion.

Security Ratings

        On April 4, 2005, in connection with the April 2005 financing transactions, described above, Moody's Investors Service, or Moody's, assigned a Ba1 rating to our new senior secured credit facility. In addition, Moody's affirmed our Ba2 senior implied, Ba2 senior unsecured, and Ba3 issuer ratings. All ratings remain on stable outlook.

        On April 5, 2005, in connection with the April 2005 financing transactions, Standard and Poor's Ratings Services assigned a BB rating to our new senior secured credit facility and affirmed our BB corporate and BB- senior unsecured ratings. All ratings remain on stable outlook.

ITEM 4.    CONTROLS AND PROCEDURES

        DIRECTV carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q under the supervision and with the participation of management, including DIRECTV's principal executive officer and DIRECTV's principal financial officer, of the effectiveness of DIRECTV's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, DIRECTV's principal executive officer and DIRECTV's principal financial officer concluded that DIRECTV's disclosure controls and procedures were effective as of March 31, 2005.

        There has been no change in the DIRECTV's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during DIRECTV's fiscal quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, DIRECTV's internal control over financial reporting.

PART II—OTHER INFORMATION (UNAUDITED)

ITEM 1.    LEGAL PROCEEDINGS

        (a)   Material pending legal proceedings, other than ordinary routine litigation incidental to the business, or changes thereto, to which we became or were a party during the quarter ended March 31, 2005 or subsequent thereto, but before the filing of this report, are summarized below:

        None.

        (b)   Previously reported legal proceedings which have been terminated during the quarter ended March 31, 3005 are summarized below:

        None.

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit Name
10.1*	Credit Agreement dated as of April 13, 2005 by and among DIRECTV Holdings LLC, Bank of America, N.A., as Administrative Agent and Collateral Agent, the lenders party to the Credit Agreement, certain subsidiaries of DIRECTV Holdings LLC, as guarantors, JP Morgan Chase Bank, N.A., as Syndication Agent, Credit Suisse First Boston, Goldman Sachs Credit Partners, L.P. and Citicorp North America, Inc. as Co-Documentation Agents, and Banc of America Securities LLC and J.P. Morgan Securities Inc., as Co-Lead Arrangers and Co-Book Managers (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of DIRECTV Holdings LLC and DIRECTV Financing Co., Inc., dated April 13, 2005 (the "April 13, 2005 Form 8-K")).
10.2*
Security Agreement dated as of April 13, 2005 by and among DIRECTV Holdings LLC, its subsidiaries named therein as grantors and Bank of America, N.A., as Collateral Agent (incorporated herein by reference to Exhibit 10.2 to the April 13, 2005 Form 8-K).
10.3*
Pledge Agreement dated as of April 13, 2005 by and among DIRECTV Holdings LLC, its subsidiaries named therein as pledgors and Bank of America, N.A., as Collateral Agent (incorporated herein by reference to Exhibit 10.3 to the April 13, 2005 Form 8-K).
31.1**	Certification of the Chief Executive Officer of DIRECTV Holdings LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ("Section 302").
31.2**	Certification of the Chief Financial Officer of DIRECTV Holdings LLC pursuant to Section 302.
31.3**	Certification of the Chief Executive Officer of DIRECTV Financing Co., Inc. pursuant to Section 302.
31.4**	Certification of the Chief Financial Officer of DIRECTV Financing Co., Inc. pursuant to Section 302.
32.1**	Certification of the Chief Executive Officer of DIRECTV Holdings LLC pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ("Section 906").
32.2**	Certification of the Chief Financial Officer of DIRECTV Holdings LLC pursuant to Section 906.
32.3**	Certification of the Chief Executive Officer of DIRECTV Financing Co., Inc. pursuant to Section 906.
32.4**	Certification of the Chief Financial Officer of DIRECTV Financing Co., Inc. pursuant to Section 906.

*
Incorporated by reference

**
Filed herewith.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIRECTV HOLDINGS LLC (Registrant)
Date: May 5, 2005	By:	/s/ MICHAEL W. PALKOVIC Michael W. Palkovic Executive Vice President and Chief Financial Officer
DIRECTV FINANCING CO., INC. (Registrant)
Date: May 5, 2005	By:	/s/ MICHAEL W. PALKOVIC Michael W. Palkovic Executive Vice President and Chief Financial Officer

QuickLinks

TABLE OF CONTENTS
DIRECTV HOLDINGS LLC PART I—FINANCIAL INFORMATION (UNAUDITED)
  ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
DIRECTV HOLDINGS LLC CONSOLIDATED BALANCE SHEETS (Unaudited)
DIRECTV HOLDINGS LLC CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
DIRECTV HOLDINGS LLC NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Condensed Consolidating Statement of Operations For the Three Months Ended March 31, 2005
Condensed Consolidating Statement of Operations For the Three Months Ended March 31, 2004
Condensed Consolidating Balance Sheet As of March 31, 2005
Condensed Consolidating Balance Sheet As of December 31, 2004
Condensed Consolidating Statement of Cash Flows For the Three Months Ended March 31, 2005
Condensed Consolidating Statement of Cash Flows For the Three Months Ended March 31, 2004
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION (UNAUDITED)
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 6. EXHIBITS
SIGNATURE