Form 10-Q
period 2007-06-30
DIRECTV FINANCING CO INC; DIRECTV HOLDINGS LLC
filed 2007-08-09
CIK 1234307, 1234308

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission file number 333-106529

DIRECTV HOLDINGS LLC
DIRECTV FINANCING CO., INC.
(Exact name of registrant as specified in its charter)

DIRECTV Holdings LLC—Delaware DIRECTV Financing Co., Inc.—Delaware (State or other jurisdiction of incorporation or organization)	25-1902628 59-3772785 (I.R.S. Employer Identification Number)
2230 East Imperial Highway, El Segundo, California (Address of principal executive offices)	90245 (Zip Code)

(310) 964-5000
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The registrant has met the conditions set forth in General Instructions H(1) (a) and (b) of Form 10-Q and is therefore filing this Quarterly Report on Form 10-Q with the reduced disclosure format.

DIRECTV HOLDINGS LLC

PART I—FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in Millions)
Revenues	$3,726	$3,319	$7,265	$6,512
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	1,513	1,315	2,996	2,646
Subscriber service expenses	281	255	561	492
Broadcast operations expenses	53	46	105	88
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	447	401	879	969
Upgrade and retention costs	197	144	423	437
General and administrative expenses	173	180	370	358
Depreciation and amortization expense	340	203	643	385

Total operating costs and expenses	3,004	2,544	5,977	5,375

Operating profit	722	775	1,288	1,137
Interest income	23	18	44	32
Interest expense	(54)	(54)	(106)	(110)
Other, net	1	(2)	(1)	(2)

Income before income taxes	692	737	1,225	1,057
Income tax expense	(276)	(282)	(484)	(404)

Net income	$416	$455	$741	$653

The accompanying Notes are an integral part of these Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2007	December 31, 2006
	(Dollars in Millions)
ASSETS
Current assets
Cash and cash equivalents	$1,534	$1,356
Accounts receivable, net of allowances of $78 and $59	1,068	1,267
Inventories	194	140
Prepaid expenses and other	179	146

Total current assets	2,975	2,909
Satellites, net	2,033	2,000
Property and equipment, net	2,690	2,026
Goodwill	3,032	3,032
Intangible assets, net	1,396	1,546
Other assets	209	174

Total assets	$12,335	$11,687

LIABILITIES AND OWNER'S EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,161	$2,402
Unearned subscriber revenue and deferred credits	329	259
Current portion of long-term debt	23	10

Total current liabilities	2,513	2,671
Long-term debt	3,377	3,395
Other liabilities and deferred credits	1,031	993
Deferred income taxes	265	240
Commitments and contingencies
Owner's equity
Capital stock and additional paid-in capital	3,810	3,786
Retained earnings	1,339	602

Total owner's equity	5,149	4,388

Total liabilities and owner's equity	$12,335	$11,687

The accompanying Notes are an integral part of these Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2007	2006
	(Dollars in Millions)
Cash flows from operating activities
Net income	$741	$653
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	643	385
Share-based compensation expense	20	19
Amortization of debt issuance costs	3	2
Deferred income taxes and other	50	83
Change in other operating assets and liabilities
Accounts receivable, net	199	83
Inventories	(54)	83
Prepaid expenses and other	(37)	(2)
Other assets	(27)	(18)
Accounts payable and accrued liabilities	(247)	(398)
Unearned subscriber revenue and deferred credits	69	(1)
Other liabilities and deferred credits	30	47

Net cash provided by operating activities	1,390	936

Cash flows from investing activities
Cash paid for property and equipment	(322)	(219)
Cash paid for subscriber leased equipment- subscriber acquisitions	(359)	(199)
Cash paid for subscriber leased equipment- upgrade and retention	(382)	(140)
Cash paid for satellites	(112)	(105)
Other	(1)	(3)

Net cash used in investing activities	(1,176)	(666)

Cash flows from financing activities
Repayment of long-term debt	(5)	(2)
Repayment of other long-term obligations	(35)	(34)
Excess tax benefit from share-based compensation	4	2

Net cash used in financing activities	(36)	(34)

Net increase in cash and cash equivalents	178	236
Cash and cash equivalents at beginning of the period	1,356	1,165

Cash and cash equivalents at the end of the period	$1,534	$1,401

Supplemental cash flow information
Cash paid for interest	$104	$108
Cash paid for income taxes	376	312

The accompanying Notes are an integral part of these Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Basis of Presentation

        DIRECTV Holdings LLC is a wholly-owned subsidiary of The DIRECTV Group, Inc. and consists of DIRECTV Enterprises, LLC and its wholly-owned subsidiaries and DIRECTV Financing Co., Inc. We sometimes refer to DIRECTV Holdings LLC as DIRECTV Holdings, DIRECTV, we or us and sometimes refer to The DIRECTV Group, Inc. as The DIRECTV Group or Parent.

        On December 23, 2006, News Corporation and Liberty Media Corporation entered into an agreement to exchange Liberty's 16.3% ownership interest in News Corporation for News Corporation's approximately 39.6% ownership in our Parent, three regional sports networks and $550 million in cash. The transaction has been approved by the stockholders of News Corporation and is subject to regulatory approval from the Federal Communications Commission, the receipt of a private letter ruling from the Internal Revenue Service and antitrust clearance. It is expected that the transaction will close in the second half of 2007.

        We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal recurring items) that are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission, or SEC, on March 1, 2007, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed with the SEC on May 10, 2007, and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

Note 2: Accounting Change and New Accounting Standards

  Accounting Change

        Uncertain Tax Positions.    On January 1, 2007, we adopted Financial Accounting Standards Board, or FASB, Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109", or FIN 48. We now recognize a benefit in "Income tax expense" in the Consolidated Statements of Operations for uncertain tax positions that are more-likely-than-not to be sustained upon examination, measured at the largest amount that has a greater than 50% likelihood of being realized upon settlement. Unrecognized tax benefits represent tax benefits taken or expected to be taken in income tax returns, for which the benefit has not yet been recognized in "Income tax expense" in the Consolidated Statements of Operations due to the uncertainty of whether such benefits will be ultimately realized. The cumulative effect of adopting FIN 48 resulted in a $3 million decrease to the January 1, 2007 balance of "Retained earnings" in the Consolidated Balance Sheets. As of the date of adoption our unrecognized tax benefits totaled $26 million, including $3 million of tax positions the recognition of which would affect the annual effective income tax rate. We include the liability for unrecognized tax benefits in "Other liabilities and deferred credits" in the Consolidated Balance Sheets as of June 30, 2007.

        We recognize interest and penalties accrued related to unrecognized tax benefits in "Income tax expense" in the Consolidated Statements of Operations. As of the date of adoption, we have accrued $1 million in interest and penalties as part of our liability for unrecognized tax benefits.

        We file numerous consolidated and separate income tax returns in the United States federal jurisdiction and in many state jurisdictions. For U.S. federal tax purposes, the tax years 2001 through 2006 remain open to examination. The California tax years 1994 through 2006 remain open to examination and the income tax returns in the other state and foreign tax jurisdictions in which we have operations are generally subject to examination for a period of 3 to 5 years after filing of the respective return.

        We do not anticipate that changes to the total unrecognized tax benefits in the next twelve months will have a significant effect on our results of operations or financial position.

  New Accounting Standards

        In February 2007, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115." SFAS No. 159 permits, but does not require, companies to report at fair value the majority of recognized financial assets, financial liabilities and firm commitments. Under this standard, unrealized gains and losses on items for which the fair value option is elected are reported in earnings at each subsequent reporting date. We are currently assessing the effect SFAS No. 159 may have, if any, to our consolidated results of operations or financial position when adopted on January 1, 2008.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, sets out a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements of assets and liabilities. SFAS No. 157 applies under other accounting pronouncements previously issued by the FASB that require or permit fair value measurements. We do not expect the adoption of SFAS No. 157 on January 1, 2008 to have any effect on our consolidated results of operations or financial position.

        In September 2006, the Emerging Issues Task Force, or EITF, issued EITF No. 06-1, "Accounting for Consideration Given by a Service Provider to a Manufacturer or Reseller of Equipment Necessary for an End-Customer to Receive Service from the Service Provider" or EITF No. 06-1. EITF No. 06-1 provides guidance to service providers regarding the proper reporting of consideration given to manufacturers or resellers of equipment necessary for an end-customer to receive its services. Depending on the circumstances, such consideration is reported as either an expense or a reduction of revenues. We are currently assessing the effect EITF No. 06-1 may have, if any, to our consolidated results of operations when adopted on January 1, 2008.

Note 3: Lease Program

        On March 1, 2006, we introduced a new set-top receiver lease program. Prior to March 1, 2006, we expensed most set-top receivers provided to new and existing subscribers immediately upon activation as a subscriber acquisition or upgrade and retention cost in the Consolidated Statements of Operations. Subsequent to the introduction of the lease program, we lease most set-top receivers provided to new and existing subscribers, and therefore capitalize the receivers in "Property and equipment, net" in the Consolidated Balance Sheets. We depreciate capitalized set-top receivers over a three year estimated useful life.

        The following table sets forth the amount of set-top receivers we capitalized, and depreciation expense we recorded, under the lease program for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in Millions)
Cash paid for subscriber leased equipment—subscriber acquisitions	$171	$153	$359	$199
Cash paid for subscriber leased equipment—upgrade and retention	164	100	382	140

Total subscriber leased equipment capitalized	$335	$253	$741	$339

Depreciation expense—subscriber leased equipment	$143	$22	$257	$23

Note 4: Intangible Assets

        The following table sets forth the amounts recorded for intangible assets as of the periods presented:

		June 30, 2007			December 31, 2006
	Estimated Useful Lives (years)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
		(Dollars in Millions)
Orbital slots	Indefinite	$432		$432	$432		$432
72.5 WL Orbital license	5	219	$119	100	193	$99	94
Subscriber related	5-10	1,345	732	613	1,344	604	740
Dealer network	15	130	67	63	130	62	68
Distribution rights	7	334	146	188	334	122	212

Total intangible assets		$2,460	$1,064	$1,396	$2,433	$887	$1,546

        The following table sets forth amortization expense for intangible assets for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in Millions)
Amortization expense	$88	$88	$177	$177

        Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $176 million for the remainder of 2007, $352 million in 2008, $288 million in 2009, $90 million in 2010, $34 million in 2011 and $24 million thereafter.

Note 5: Debt

	Interest Rates at June 30, 2007	June 30, 2007	December 31, 2006
		(Dollars in Millions)
8.375% senior notes due in 2013	8.375%	$910	$910
6.375% senior notes due in 2015	6.375%	1,000	1,000
Senior secured credit facility	6.568%	1,487	1,492
Other	—	3	3

Total debt		3,400	3,405
Less: Current portion of long-term debt		23	10

Long-term debt		$3,377	$3,395

        The fair value of our 8.375% senior notes was approximately $954 million at June 30, 2007 and approximately $948 million at December 31, 2006. The fair value of our 6.375% senior notes was approximately $945 million at June 30, 2007 and approximately $962 million at December 31, 2006. We calculated the fair values based on quoted market prices on those dates.

        Our notes payable and senior secured credit facility mature as follows: $5 million in the remainder of 2007; $48 million in 2008; $98 million in 2009; $297 million in 2010; $97 million in 2011 and $2,852 million thereafter. These amounts do not reflect potential prepayments that may be required under our senior secured credit facility, which could result from a computation that we may be required to make at each year end under the credit agreement. We were not required to make a prepayment for the year ended December 31, 2006. The amount of interest accrued related to our outstanding debt was $26 million at June 30, 2007 and $27 million at December 31, 2006. The unamortized bond premium included in total debt was $3 million as of June 30, 2007 and December 31, 2006.

        Covenants and Restrictions.    The senior secured credit facility requires us to comply with certain financial covenants. The senior notes and the senior secured credit facility also include covenants that restrict our ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another entity, (vi) sell, assign, lease or otherwise dispose of all or substantially all of our assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the credit agreement and senior notes indentures. Should we fail to comply with these covenants, all or a portion of our borrowings under the senior notes and senior secured credit facility could become immediately payable and our revolving credit facility could be terminated. At June 30, 2007, we were in compliance with all such covenants.

Note 6: Commitments and Contingencies

  Commitments

        As of June 30, 2007, we anticipate minimum future payments under agreements to purchase broadcast programming, and the purchase of services that we have outsourced to third parties, such as billing services, satellite telemetry, tracking and control, and satellite construction and launch contracts to be $5,322 million payable as follows: $650 million in the remainder of 2007, $1,194 million in 2008, $1,239 million in 2009, $1,133 million in 2010, $718 million in 2011 and $388 million thereafter.

  Contingencies

        Litigation.    Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at June 30, 2007. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material adverse effect on our consolidated results of operations or financial position.

        On April 4, 2005, Finisar Corporation filed a patent infringement action in the United States District Court for the Eastern District of Texas (Beaumont) alleging that The DIRECTV Group, DIRECTV Holdings LLC, DIRECTV Enterprises, LLC, DIRECTV Operations, LLC, DIRECTV, Inc., and DTV Network Systems, Inc. infringed U.S. Patent No. 5,404,505. On June 23, 2006, the jury determined that we willfully infringed this patent and awarded approximately $79 million in damages. On July 7, 2006, the Court entered its final written judgment which denied Finisar's request for an injunction and instead granted us a compulsory license. Under the license, we would be obligated to pay Finisar $1.60 per new set-top box manufactured for use with the DIRECTV system beginning June 17, 2006 and continuing until the patent expires in 2012 or is otherwise found to be invalid. The Court also increased the damages award by $25 million, because of the jury finding of willful infringement and awarded pre-judgment interest of $13 million to Finisar. Post-judgment interest accrues on the total judgment.

        We filed a notice of appeal to the Court of Appeals for the Federal Circuit on October 5, 2006, and Finisar also filed a notice of appeal on October 18, 2006. A bond was submitted to the District Court in the amount of $127 million as required security for the damages awarded but not yet paid pending appeal plus interest for the anticipated duration of the appeal. We were successful in obtaining an order that post-judgment royalties pursuant to the compulsory license shall be held in escrow pending outcome of the appeal. Through June 30, 2007, the compulsory license fee amounted to $22 million, which has been paid into escrow.

        Based on our review of the record in this case, including discussion with and analysis by counsel of the bases for our appeal, we have determined that we have a number of strong arguments available on appeal and, although there can be no assurance as to the ultimate outcome, we are confident that the judgment against us will ultimately be reversed, or remanded for a new trial in which, we believe, we would prevail. As a result, we have concluded that it is not probable that Finisar will ultimately prevail in this matter; therefore, we have not recorded any liability for this judgment nor are we recording any expense for the compulsory license.

        Satellites.    We may purchase in-orbit and launch insurance to mitigate the potential financial impact of satellite launch and in-orbit failures if the premium costs are considered economic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on our ability to provide service. At June 30, 2007, the net book value of in-orbit satellites was over $1,268 million of which $1,040 million was uninsured.

        Other.    As of June 30, 2007, included in "Other assets" in the Consolidated Balance Sheets is a receivable for $30 million of the $57 million rebate that we can earn from Thomson by purchasing at least $4 billion of set-top receivers through June 2010. We have accrued this receivable based on our assessment that achievement of the minimum purchase requirement is both probable and reasonably estimable. On a quarterly basis, we assess the probability of earning the rebate over the contract term. If we subsequently determine that it is no longer probable that we will earn the rebate, we would be required to reverse the amount of the rebate earned to date as a charge to the Consolidated Statements of Operations at the time such determination is made.

Note 7: Related Party Transactions

        In the ordinary course of our operations, we enter into related-party transactions with The DIRECTV Group, News Corporation, their affiliates, and companies in which we hold equity method investments.

  The DIRECTV Group and affiliates.

        We determine our income taxes based upon our tax sharing agreement with The DIRECTV Group, which generally provides that the current income tax liability or receivable be computed as if we were a separate taxpayer. Payments made to our Parent under this tax sharing arrangement were $360 million for the six months ended June 30, 2007 and $311 million for the six months ended June 30, 2006. We also receive an allocation of employee benefit expenses from The DIRECTV Group. We believe that our consolidated financial statements reflect our cost of doing business in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 55, "Allocation of Expenses and Related Disclosures in Financial Statements of Subsidiaries, Divisions of Lesser Business Components of Another Entity."

  News Corporation and affiliates.

        News Corporation and its affiliates are considered related-parties because News Corporation owns approximately 39.6% of the outstanding common stock of The DIRECTV Group. We have the following types of contractual arrangements with News Corporation entities: purchase of programming, products and advertising; license of certain intellectual property, including patents; purchase of system access products; set-top receiver software and support services; sale of advertising space and purchase of employee services. The majority of payments under contractual arrangements with News Corporation entities relate to multi-year programming contracts. Payments under these contracts are typically subject to annual rate increases and are based on the number of subscribers receiving the related programming.

        The following table summarizes sales to and purchases from related parties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in Millions)
Sales:
News Corporation and affiliates	$5	$5	$9	$11
The DIRECTV Group and affiliates	—	—	—	1

Total	$5	$5	$9	$12

Purchases:
News Corporation and affiliates	$207	$184	$411	$375
Other	7	6	11	6

Total	$214	$190	$422	$381

        The following table sets forth the amount of accounts receivable from and accounts payable to related parties as of:

	June 30, 2007	December 31, 2006
	(Dollars in Millions)
Accounts receivable	$8	$10

Accounts payable:
News Corporation and affiliates	$189	$156
The DIRECTV Group and affiliates	7	24
Other	34	23

Total	$230	$203

        The accounts receivable balances as of June 30, 2007 and December 31, 2006 are primarily related to affiliates of News Corporation.

Note 8: Condensed Consolidating Financial Statements

        The following presents the condensed consolidating statements of operations for the three and six months ended June 30, 2007 and 2006, the condensed consolidating balance sheets as of June 30, 2007 and December 31, 2006, and the condensed consolidating statements of cash flows for the six months ended June 30, 2007 and 2006 of DIRECTV Holdings together with DIRECTV Financing Co., Inc., or the Co-Issuers, and each of DIRECTV Holdings' material subsidiaries (other than DIRECTV Financing), or the Guarantor Subsidiaries, and the eliminations necessary to present DIRECTV Holdings' financial statements on a consolidated basis. These condensed consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of DIRECTV Holdings.

Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2007

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Revenues	$—	$3,726	$—	$3,726
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	1,513	—	1,513
Subscriber service expenses	—	281	—	281
Broadcast operations expenses	—	53	—	53
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	447	—	447
Upgrade and retention costs	—	197	—	197
General and administrative expenses	—	173	—	173
Depreciation and amortization expense	—	340	—	340

Total operating costs and expenses	—	3,004	—	3,004

Operating profit	—	722	—	722
Equity in income of consolidated subsidiaries	431	—	(431)	—
Interest income	23	—	—	23
Interest expense	(47)	(7)	—	(54)
Other, net	—	1	—	1

Income before income taxes	407	716	(431)	692
Income tax benefit (expense)	9	(285)	—	(276)

Net income	$416	$431	$(431)	$416

Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2006

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Revenues	$—	$3,319	$—	$3,319
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	1,315	—	1,315
Subscriber service expenses	—	255	—	255
Broadcast operations expenses	—	46	—	46
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	401	—	401
Upgrade and retention costs	—	144	—	144
General and administrative expenses	—	180	—	180
Depreciation and amortization expense	—	203	—	203

Total operating costs and expenses	—	2,544	—	2,544

Operating profit	—	775	—	775
Equity in income of consolidated subsidiaries	472	—	(472)	—
Interest income	18	—	—	18
Interest expense	(46)	(8)	—	(54)
Other, net	—	(2)	—	(2)

Income before income taxes	444	765	(472)	737
Income tax benefit (expense)	11	(293)	—	(282)

Net income	$455	$472	$(472)	$455

Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2007

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Revenues	$—	$7,265	$—	$7,265
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	2,996	—	2,996
Subscriber service expenses	—	561	—	561
Broadcast operations expenses	—	105	—	105
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	879	—	879
Upgrade and retention costs	—	423	—	423
General and administrative expenses	—	370	—	370
Depreciation and amortization expense	—	643	—	643

Total operating costs and expenses	—	5,977	—	5,977

Operating profit	—	1,288	—	1,288
Equity in income of consolidated subsidiaries	771	—	(771)	—
Interest income	44	—	—	44
Interest expense	(93)	(13)	—	(106)
Other, net	—	(1)	—	(1)

Income before income taxes	722	1,274	(771)	1,225
Income tax benefit (expense)	19	(503)	—	(484)

Net income	$741	$771	$(771)	$741

Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2006

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Revenues	$—	$6,512	$—	$6,512
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	2,646	—	2,646
Subscriber service expenses	—	492	—	492
Broadcast operations expenses	—	88	—	88
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	969	—	969
Upgrade and retention costs	—	437	—	437
General and administrative expenses	—	358	—	358
Depreciation and amortization expense	—	385	—	385

Total operating costs and expenses	—	5,375	—	5,375

Operating profit	—	1,137	—	1,137
Equity in income of consolidated subsidiaries	691	—	(691)	—
Interest income	32	—	—	32
Interest expense	(94)	(16)	—	(110)
Other, net	—	(2)	—	(2)

Income before income taxes	629	1,119	(691)	1,057
Income tax benefit (expense)	24	(428)	—	(404)

Net income	$653	$691	$(691)	$653

Condensed Consolidating Balance Sheet
As of June 30, 2007

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
ASSETS
Total current assets	$1,735	$1,471	$(231)	$2,975
Satellites, net	—	2,033	—	2,033
Property and equipment, net	—	2,690	—	2,690
Goodwill	1,828	1,204	—	3,032
Intangible assets, net	—	1,396	—	1,396
Other assets	5,130	185	(5,106)	209

Total assets	$8,693	$8,979	$(5,337)	$12,335

LIABILITIES AND OWNER'S EQUITY
Total current liabilities	$167	$2,579	$(233)	$2,513
Long-term debt	3,377	—	—	3,377
Other liabilities and deferred credits	—	1,031	—	1,031
Deferred income taxes	—	458	(193)	265
Owner's equity
Capital stock and additional paid-in capital	3,810	4,396	(4,396)	3,810
Retained earnings	1,339	515	(515)	1,339

Total owner's equity	5,149	4,911	(4,911)	5,149

Total liabilities and owner's equity	$8,693	$8,979	$(5,337)	$12,335

Condensed Consolidating Balance Sheet
As of December 31, 2006

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
ASSETS
Total current assets	$1,398	$1,519	$(8)	$2,909
Satellites, net	—	2,000	—	2,000
Property and equipment, net	—	2,026	—	2,026
Goodwill	1,828	1,204	—	3,032
Intangible assets, net	—	1,546	—	1,546
Other assets	4,585	150	(4,561)	174

Total assets	$7,811	$8,445	$(4,569)	$11,687

LIABILITIES AND OWNER'S EQUITY
Total current liabilities	$28	$2,651	$(8)	$2,671
Long-term debt	3,395	—	—	3,395
Other liabilities and deferred credits	—	993	—	993
Deferred income taxes	—	417	(177)	240
Owner's equity
Capital stock and additional paid-in capital	3,786	4,637	(4,637)	3,786
Retained earnings (deficit)	602	(253)	253	602

Total owner's equity	4,388	4,384	(4,384)	4,388

Total liabilities and owner's equity	$7,811	$8,445	$(4,569)	$11,687

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(concluded)

(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2007

	Co-Issuers	Guarantor Subsidiaries	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Cash flows from operating activities
Net cash provided by operating activities	$180	$1,210	$1,390

Cash flows from investing activities
Cash paid for property and equipment	—	(322)	(322)
Cash paid for subscriber leased equipment—subscriber acquisition	—	(359)	(359)
Cash paid for subscriber leased equipment—upgrade and retention	—	(382)	(382)
Cash paid for satellites	—	(112)	(112)
Other	—	(1)	(1)

Net cash used in investing activities	—	(1,176)	(1,176)

Cash flows from financing activities
Repayment of long-term debt	(5)	—	(5)
Repayment of other long-term obligations	—	(35)	(35)
Excess tax benefit from share-based compensation	—	4	4

Net cash used in financing activities	(5)	(31)	(36)

Net increase in cash and cash equivalents	175	3	178
Cash and cash equivalents at beginning of the period	1,354	2	1,356

Cash and cash equivalents at the end of the period	$1,529	$5	$1,534

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2006

	Co-Issuers	Guarantor Subsidiaries	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Cash flows from operating activities
Net cash provided by operating activities	$238	$698	$936

Cash flows from investing activities
Cash paid for property and equipment	—	(219)	(219)
Cash paid for subscriber leased equipment—subscriber acquisition	—	(199)	(199)
Cash paid for subscriber leased equipment—upgrade and retention	—	(140)	(140)
Cash paid for satellites	—	(105)	(105)
Other	—	(3)	(3)

Net cash used in investing activities	—	(666)	(666)

Cash flows from financing activities
Repayment of long-term debt	(2)	—	(2)
Repayment of other long-term obligations	—	(34)	(34)
Excess tax benefit from share-based compensation	—	2	2

Net cash used in financing activities	(2)	(32)	(34)

Net increase in cash and cash equivalents	236	—	236
Cash and cash equivalents at beginning of the period	1,165	—	1,165

Cash and cash equivalents at the end of the period	$1,401	$—	$1,401

DIRECTV HOLDINGS LLC

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following management's discussion and analysis should be read in conjunction with our management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 1, 2007, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed with the SEC on May 10, 2007, and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

        This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, "forward-looking statements" within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as we "believe," "estimate," "expect," "anticipate," "intend," "plan," "foresee," "project" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from historical results or from those expressed or implied by the relevant forward-looking statement. We discuss these risks and uncertainties in detail in Part I, Item 1A of our 2006 Form 10-K.

BUSINESS OVERVIEW

        We are a wholly-owned subsidiary of The DIRECTV Group and our subsidiaries include DIRECTV Enterprises, LLC and its wholly-owned subsidiaries and DIRECTV Financing Co., Inc. We acquire, promote, sell and distribute digital entertainment programming via satellite to residential and commercial subscribers. We are the largest provider of direct-to-home, or DTH, digital television services and the second largest provider in the multi-channel video programming distribution, or MVPD, industry in the United States. As of June 30, 2007, we had approximately 16.3 million subscribers.

        DIRECTV U.S. currently broadcasts from a fleet of nine geosynchronous satellites, including eight owned satellites and one leased satellite. Two additional satellites, DIRECTV 10 and DIRECTV 11, will provide us with increased capability for local and national high definition, or HD, channels, as well as capacity for new interactive and enhanced services and standard-definition programming once they become operational. DIRECTV 10 was launched July 6, 2007 and will operate from our 103° WL orbital location once in-orbit testing is completed during the third quarter of 2007. DIRECTV 11 is under construction and will operate from our 99° WL orbital location after its launch in late 2007 or early 2008 and successful completion of in-orbit testing. We have one additional satellite under construction, DIRECTV 12, which will serve as a ground spare.

SIGNIFICANT EVENTS AFFECTING THE COMPARABILITY OF THE RESULTS OF OPERATIONS

        Lease Program.    On March 1, 2006, we introduced a new set-top receiver lease program. Prior to March 1, 2006, most set-top receivers provided to new and existing subscribers were immediately expensed upon activation as a subscriber acquisition or upgrade and retention cost in the Consolidated Statements of Operations. Subsequent to the introduction of the lease program, we lease most set-top receivers provided to new and existing subscribers, and therefore capitalize the receivers in "Property and equipment, net" in the Consolidated Balance Sheets. We depreciate capitalized set-top receivers over a three year estimated useful life.

        The following table sets forth the amount of set-top receivers capitalized, and depreciation expense recorded, under the lease program for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in Millions)
Cash paid for subscriber leased equipment—subscriber acquisitions	$171	$153	$359	$199
Cash paid for subscriber leased equipment—upgrade and retention	164	100	382	140

Total subscriber leased equipment capitalized	$335	$253	$741	$339

Depreciation expense—subscriber leased equipment	$143	$22	$257	$23

EXECUTIVE OUTLOOK UPDATE

        During the first half of 2007, we experienced higher than expected demand for HD and DVR services, which resulted in increased upgrade and retention costs as we make investments in advanced equipment required to receive HD and DVR services. We also experienced higher than expected revenue growth primarily due to higher ARPU. In our 2006 Form 10-K, we reported that we expected our upgrade and retention costs incurred during 2007, including the cost of set-top receivers capitalized under the lease program but excluding the cost of replacing MPEG-2 HD subscriber equipment with our new MPEG-4 HD subscriber equipment, to be relatively unchanged as compared to the approximately $1,250 million spent in 2006. As previously reported in our Form 10-Q for the quarter ended March 31, 2007, we expect upgrade and retention costs incurred for the year ending December 31, 2007 to be greater than in 2006. We also reported on our 2006 Form 10-K that we expected our ARPU to increase 5% or more due to price increases and higher penetration of advanced products. We now expect ARPU to increase 6% or more.

KEY TERMINOLOGY USED IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Revenues.    We earn revenues mostly from monthly fees we charge subscribers for subscriptions to basic and premium channel programming, HD programming, pay-per-view programming and seasonal and live sporting events. We also earn revenues from monthly fees that we charge subscribers with multiple non-leased set-top receivers (which we refer to as mirroring fees), monthly fees we charge subscribers for leased set-top receivers, monthly fees we charge subscribers for digital video recorder, or DVR, service, hardware revenues from subscribers who purchase set-top receivers from us, our published programming guide, warranty service fees and advertising services.

        Broadcast Programming and Other.    These costs primarily include license fees for subscription service programming, pay-per-view programming, live sports and other events. Other costs include expenses associated with the publication and distribution of our programming guide, continuing service fees paid to third parties for active subscribers, warranty service costs and production costs for on-air advertisements we sell to third parties.

        Subscriber Service Expenses.    Subscriber service expenses include the costs of customer call centers, billing, remittance processing and certain home services expenses, such as in-home repair costs.

        Broadcast Operations Expenses.    These expenses include broadcast center operating costs, signal transmission expenses (including costs of collecting signals for our local channel offerings), and costs of monitoring, maintaining and insuring our satellites. Also included are engineering expenses associated with deterring theft of our signal.

        Subscriber Acquisition Costs.    These costs include the cost of set-top receivers and other equipment, commissions we pay to national retailers, independent satellite television retailers, dealers and regional Bell operating companies and the cost of installation, advertising, marketing and customer call center expenses associated with the acquisition of new subscribers. Set-top receivers leased to new subscribers are capitalized in "Property and equipment, net" in the Consolidated Balance Sheets and depreciated over their useful lives. The amount of set-top receivers capitalized each period for subscriber acquisition activities is presented in the Consolidated Statements of Cash Flows under the caption "Cash paid for subscriber leased equipment-subscriber acquisitions."

        Upgrade and Retention Costs.    The majority of upgrade and retention costs are associated with upgrade efforts for existing subscribers that we believe will result in higher average monthly revenue per subscriber, or ARPU, and lower churn. Our upgrade efforts include subscriber equipment upgrade programs for DVR, HD and HD DVR receivers and local channels, our multiple set-top receiver offer and similar initiatives. Retention costs also include the costs of installing and providing hardware under our movers program for subscribers relocating to a new residence. Set-top receivers leased to existing subscribers under upgrade and retention programs are capitalized in "Property and equipment, net" in the Consolidated Balance Sheets and depreciated over their useful lives. The amount of set-top receivers capitalized each period for upgrade and retention programs is presented in the Consolidated Statements of Cash Flows under the caption "Cash paid for subscriber leased equipment-upgrade and retention."

        General and Administrative Expenses.    General and administrative expenses include departmental costs for legal, administrative services, finance, marketing and information technology. These costs also include expenses for bad debt and other operating expenses, such as legal settlements, and gains or losses from the sale or disposal of fixed assets.

        Average Monthly Revenue Per Subscriber.    We calculate ARPU by dividing average monthly revenues for the period (total revenues during the period divided by the number of months in the period) by the average number of subscribers for the period. We calculate average subscribers for the period by adding the number of subscribers as of the beginning of the period and for each quarter end in the current year or period and dividing by the sum of the number of quarters in the period plus one.

        Average Monthly Subscriber Churn.    Average monthly subscriber churn represents the number of subscribers whose service is disconnected, expressed as a percentage of the average total number of subscribers. We calculate average monthly subscriber churn by dividing the average monthly number of disconnected subscribers for the period (total subscribers disconnected, net of reconnects, during the period divided by the number of months in the period) by average subscribers for the period.

        Subscriber Count.    The total number of subscribers represents the total number of subscribers actively subscribing to our service, including seasonal subscribers and subscribers who are in the process of relocating.

        SAC.    We calculate SAC, which represents total subscriber acquisition costs stated on a per subscriber basis, by dividing total subscriber acquisition costs for a period by the number of gross new subscribers acquired during the period. We calculate total subscriber acquisition costs for the period by adding together "Subscriber acquisition costs" expensed during the period and "Cash paid for subscriber leased equipment-subscriber acquisitions" during the period.

Results of Operations

        The following table sets forth our unaudited consolidated statements of operations and certain other operating data:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	Change		2007	2006	Change
	(Dollars in Millions, except per subscriber data)
Revenues	$3,726	$3,319	$407	12.3%	$7,265	$6,512	$753	11.6%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	1,513	1,315	198	15.1%	2,996	2,646	350	13.2%
Subscriber service expenses	281	255	26	10.2%	561	492	69	14.0%
Broadcast operations expenses	53	46	7	15.2%	105	88	17	19.3%
Selling, general and administrative expenses exclusive of depreciation and amortization expense
Subscriber acquisition costs	447	401	46	11.5%	879	969	(90)	(9.3)%
Upgrade and retention costs	197	144	53	36.8%	423	437	(14)	(3.2)%
General and administrative expenses	173	180	(7)	(3.9)%	370	358	12	3.4%
Depreciation and amortization expense	340	203	137	67.5%	643	385	258	67.0%

Total operating costs and expenses	3,004	2,544	460	18.1%	5,977	5,375	602	11.2%

Operating profit	722	775	(53)	(6.8)%	1,288	1,137	151	13.3%
Interest income	23	18	5	27.8%	44	32	12	37.5%
Interest expense	(54)	(54)	—	—	(106)	(110)	4	(3.6)%
Other, net	1	(2)	3	(150.0)%	(1)	(2)	1	(50.0)%

Income before income taxes	692	737	(45)	(6.1)%	1,225	1,057	168	15.9%
Income tax expense	(276)	(282)	6	(2.1)%	(484)	(404)	(80)	19.8%

Net income	$416	$455	$(39)	(8.6)%	$741	$653	$88	13.5%

Other Data:
Operating profit	$722	$775	$(53)	(6.8)%	$1,288	$1,137	$151	13.3%
Add: Depreciation and amortization expense	340	203	137	67.5%	643	385	258	67.0%

Operating profit before depreciation and amortization(1)	$1,062	$978	$84	8.6%	$1,931	$1,522	$409	26.9%

Operating profit before depreciation and amortization—margin(1)	28.5%	29.5%	N/A	(3.4)%	26.6%	23.4%	N/A	13.7%
Net cash provided by operating activities	$499	$647	(148)	(22.9)%	$1,390	$936	454	48.5%
Net cash used in investing activities	(546)	(423)	(123)	29.1%	(1,176)	(666)	(510)	76.6%
Net cash used in financing activities	(20)	(19)	(1)	5.3%	(36)	(34)	(2)	5.9%
Net cash provided by operating activities	499	647	(148)	(22.9)%	1,390	936	454	48.5%
Less: Cash paid for property and equipment	(153)	(121)	(32)	26.4%	(322)	(219)	(103)	47.0%
Cash paid for subscriber leased equipment— subscriber acquisition	(171)	(153)	(18)	11.8%	(359)	(199)	(160)	80.4%
Cash paid for subscriber leased equipment— upgrade and retention	(164)	(100)	(64)	64.0%	(382)	(140)	(242)	172.9%
Cash paid for satellites	(58)	(48)	(10)	20.8%	(112)	(105)	(7)	6.7%

Free cash flow(2)	$(47)	$225	$(272)	(120.9)%	$215	$273	$(58)	(21.2)%

Average monthly revenue per subscriber (ARPU)	$76.43	$71.59	$4.84	6.8%	$74.96	$70.73	$4.23	6.0%
Average monthly subscriber churn %	1.58%	1.59%	N/A	(0.6)%	1.51%	1.52%	N/A	(0.7)%
Average subscriber acquisition costs—per subscriber (SAC)	$688	$642	$46	7.2%	$677	$656	$21	3.2%
Gross subscriber additions (000's)	900	863	37	4.3%	1,829	1,782	47	2.6%
Net subscriber additions (000's)	128	125	3	2.4%	363	380	(17)	(4.5)%
Total number of subscribers (000's)	16,316	15,513	803	5.2%	16,316	15,513	803	5.2%
Capital expenditures(3)	$546	$423	$123	29.1%	$1,164	$643	$521	81.0%

(1)
Operating profit before depreciation and amortization, which is a financial measure that is not determined in accordance with GAAP by adding amounts under the caption "Depreciation and amortization expense" to "Operating profit," as presented in the Consolidated Statements of Operations. This measure should be used in conjunction with GAAP financial measures and is not presented as an alternative measure of operating results, as determined in accordance with GAAP. Our management and The DIRECTV Group use Operating profit before depreciation and amortization to evaluate our operating performance and to allocate resources and capital. This metric is also used to measure income generated from operations that could be used to fund capital expenditures, service debt or pay taxes. Depreciation and amortization expense primarily represents an allocation to current expense of the cost of historical capital expenditures and for intangible assets. To compensate for the exclusion of depreciation and amortization expense from operating profit, our management and The DIRECTV Group separately measure and budget for capital expenditures and business acquisitions.

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

  Operating profit before depreciation and amortization—margin is calculated by dividing Operating profit before depreciation and amortization by Revenues.

(2)
Free cash flow, which is a financial measure that is not determined in accordance with GAAP, can be calculated by deducting amounts under the captions "Cash paid for property and equipment," "Cash paid for subscriber leased equipment—subscriber acquisitions," "Cash paid for subscriber leased equipment—upgrade & retention" and "Cash paid for satellites" from "Net cash provided by operating activities" from the Consolidated Statements of Cash Flows. This financial measure should be used in conjunction with other GAAP financial measures and is not presented as an alternative measure of cash flows from operating activities, as determined in accordance with GAAP. Our management and The DIRECTV Group use free cash flow to evaluate the cash generated by our current subscriber base, net of capital expenditures, for the purpose of allocating resources to activities such as adding new subscribers, retaining and upgrading existing subscribers, for additional capital expenditures and other capital investments or transactions and as a measure of performance for incentive compensation purposes. We believe this measure is useful to investors, along with other GAAP measures (such as cash flows from operating and investing activities), to compare our operating performance to other communications, entertainment and media companies. We believe that investors also use current and projected free cash flow to determine the ability of revenues from our current and projected subscriber base to fund required and discretionary spending and to help determine our financial value.

(3)
Capital expenditures include cash paid and amounts accrued during the period for property, equipment and satellites.

Three Months Ended June 30, 2007 Compared with the Three Months Ended June 30, 2006

        Subscribers.    Including the 128,000 net subscribers additions during the three months ended June 30, 2007, the total number of subscribers has increased 803,000, or 5.2%, during the last twelve months to 16.3 million at June 30, 2007. Gross subscriber additions for the three months ended June 30, 2007 increased 37,000 to 900,000 compared to the three months ended June 30, 2006.

        Revenues.    Our revenue increased $407 million to $3,726 million resulting from higher ARPU and the larger subscriber base. The 6.8% increase in ARPU to $76.43 resulted primarily from price increases on programming packages, an increase in the number of subscribers paying HD programming, lease and DVR fees, an increase in ad sales revenue, and an increase in equipment upgrade fees.

        Total operating costs and expenses.    Our total operating costs and expenses increased $460 million to $3,004 million in the second quarter of 2007 resulting primarily from higher costs for broadcast programming, increased depreciation and amortization expense, higher upgrade and retention costs, higher subscriber acquisition costs and an increase in subscriber service expenses. We capitalized $171 million of set-top receivers leased to new subscribers and $164 million of set-top receivers leased to existing subscribers during the second quarter of 2007 under the lease program compared to the capitalization of $153 million of set-top receivers leased to new subscribers and $100 million of set-top receivers leased to existing subscribers during the second quarter of 2006.

        Our broadcast programming and other costs increased $198 million primarily from annual program supplier rate increases and the increased number of subscribers. Subscriber service expenses increased mostly from the larger subscriber base and an increase in costs incurred at our call centers to support the increased number of subscribers with advanced products. Broadcast operation expenses increased primarily as a result of the costs to support new HD local channel markets.

        The $46 million increase in subscriber acquisition costs in the second quarter of 2007 was due mostly to higher gross subscriber additions, as well as an increase in average subscriber acquisition costs expensed per subscriber. The increase in average subscriber acquisition costs expensed per subscriber was due to higher installation costs associated with an increase in subscribers purchasing advanced services and higher advertising and marketing costs in 2007. Upgrade and retention costs increased by $53 million compared to the second quarter of 2006 primarily due to an increased number of our existing subscribers utilizing our HD and HD DVR upgrade programs. The $7 million decrease in general and administrative expenses resulted mainly from a $25 million insurance settlement related to losses incurred due to the hurricanes in 2005, partially offset by an increase in labor and employee benefit costs and higher legal costs.

        The increase in depreciation and amortization expense resulted mainly from the depreciation of leased set-top receivers capitalized under the new lease program and higher depreciation resulting from an increase in equipment purchased to support our broadcast operations.

        The improvement of operating profit before depreciation and amortization of $84 million was primarily due to the gross profit generated from the higher revenues, partially offset by higher upgrade and retention and subscriber acquisition costs and increased subscriber service expenses. The decrease in operating profit of $53 million was primarily due to higher depreciation and amortization expense in 2007, partially offset by the increase in operating profit before depreciation and amortization.

        Interest income and expense.    The $5 million increase in interest income was primarily due to higher average cash balances and increased interest rates. Interest expense was $54 million in each of the quarters ended June 30, 2007 and 2006. Interest expense is net of capitalized interest of $14 million during the three months ended June 30, 2007 and June 30, 2006.

        Income tax expense.    The $6 million decrease in income tax expense was primarily due to our lower pre-tax income in the second quarter of 2007.

Six Months Ended June 30, 2007 Compared with the Six Months Ended June 30, 2006

        Subscribers.    Including the 363,000 net subscriber additions during the six months ended June 30, 2007, the total number of subscribers has increased 803,000, or 5.2%, during the last twelve months to 16.3 million at June 30, 2007. Gross subscriber additions for the six months ended June 30, 2007, increased 47,000 to 1,829,000 compared to the six months ended June 30, 2006.

        Revenues.    Our revenue increased $753 million to $7,265 million resulting from higher ARPU and the larger subscriber base. The 6.0% increase in ARPU to $74.96 resulted primarily from price increases on programming packages, an increase in the number of subscribers paying lease, HD programming, and DVR fees, and an increase in equipment upgrade fees.

        Total operating costs and expenses.    Our total operating costs and expenses increased $602 million to $5,977 million during the six months ended June 30, 2007 resulting primarily from higher costs for broadcast programming, depreciation and amortization expense, and subscriber service expenses, partially offset by decreased subscriber acquisition costs and upgrade and retention costs due to the capitalization of set-top receivers leased to new and existing subscribers. We capitalized $359 million of set-top receivers leased to new subscribers and $382 million of set-top receivers leased to existing subscribers during the six months ended June 30, 2007 under the lease program compared to the capitalization of $199 million of set-top receivers leased to new subscribers and $140 million of set-top receivers leased to existing subscribers during the six months ended June 30, 2006. The six months ended June 30, 2007 included six months of lease activity, while the six months ended June 30, 2006 included four months of lease activity from the introduction of the program on March 1, 2006.

        Our broadcast programming and other costs increased $350 million primarily from annual program supplier rate increases and the increased number of subscribers. Subscriber service expenses increased mostly from the larger subscriber base and an increase in service calls and costs incurred at our call centers to support the increased number of subscribers with advanced products. Broadcast operation expenses increased primarily as a result of the costs to support new HD local channel markets.

        Including the cost of set-top receivers leased to new subscribers, subscriber acquisition costs incurred increased $70 million compared to the six months ended June 30, 2006 primarily due to the higher number of gross subscriber additions and increased advertising and marketing costs. However, due to the capitalization of $160 million more of leased set-top receivers in 2007, which included six months of activity under the lease program compared to 2006, which included four months of activity under the lease program, subscriber acquisition costs decreased $90 million compared to the prior year. Including the cost of set-top receivers leased to existing subscribers under our upgrade and retention programs, upgrade and retention costs incurred increased $228 million compared to the six months ended June 30, 2006 primarily due to increased volume under our HD and HD DVR upgrade programs. The increase in upgrade and retention costs incurred was more than offset by a $242 million increase in the capitalization of leased set-top receivers compared to the six months ended June 30, 2006 due to six months of activity under the lease program in 2007 compared to four months in 2006. The $12 million increase in general and administrative expenses resulted mainly from an increase in labor and employee benefit costs, and higher legal costs, partially offset by a $25 million insurance settlement related to losses incurred due to the hurricanes in 2005.

        The increase in depreciation and amortization expense resulted mainly from the depreciation of leased set-top receivers capitalized under the new lease program and higher depreciation resulting from an increase in equipment purchased to support our broadcast operations.

        The improvement of operating profit before depreciation and amortization of $409 million was primarily due to the increase in the amount of set-top receivers capitalized under the lease program, as well as the gross profit generated from the higher revenues, partially offset by increased upgrade and retention costs incurred, subscriber acquisition costs incurred and subscriber service expenses. The increase in operating profit of $151 million was primarily due to higher operating profit before depreciation and amortization, partially offset by higher depreciation and amortization expense in 2007.

        Interest income and expense.    The $12 million increase in interest income was primarily due to higher average cash balances and increased interest rates. The $4 million decrease in interest expense was primarily due to an increase in capitalized interest related mostly to an increase in capitalized costs for satellites under construction. We recorded capitalized interest of $29 million during the six months ended June 30, 2007 and $26 million during the six months ended June 30, 2006.

        Income tax expense.    The $80 million increase in income tax expense was primarily due to our higher pre-tax income generated in 2007.

Liquidity and Capital Resources

        At June 30, 2007, we had cash and cash equivalents of $1,534 million compared to $1,356 million at December 31, 2006. The $178 million increase in cash and cash equivalents during the six months ended June 30, 2007 resulted primarily from $1,390 million of cash provided by operations, partially offset by $1,176 million of cash paid for satellites, property and equipment and customer leased equipment. In addition to our existing cash balances, we also have up to $500 million of borrowing capacity under our revolving credit facility.

        As a measure of liquidity, our current ratio (ratio of current assets to current liabilities) was 1.18 at June 30, 2007 compared to 1.09 at December 31, 2006. Working capital increased $224 million to $462 million at June 30, 2007 from $238 million at December 31, 2006. The change was primarily due to the increase in cash and cash equivalents and a decrease in accounts payable and accrued liabilities, partially offset by lower accounts receivable.

        We generally fund our cash requirements from cash on hand and cash generated by our operations. However, we have received capital contributions and have borrowed amounts from our Parent in the past to fund certain transactions.

        We believe that our cash on hand, future cash flows and amounts available to us under the revolving portion of our senior secured credit facility will be sufficient to fund our operations and commitments for the foreseeable future. However, several factors may affect our ability to fund our operations and commitments. Our future cash flows may be reduced if we experience, among other things, significantly higher subscriber additions than planned, increased subscriber churn or upgrade and retention costs, higher than planned capital expenditures for satellites and broadcast equipment, satellite anomalies or signal theft or if we are required to make a prepayment under our senior secured credit facility. Additionally, our ability to borrow under the senior secured credit facility is contingent upon our meeting financial and other covenants associated with our debt.

        On August 9, 2007, our Parent announced a $1 billion stock repurchase program. We currently expect that we will pay dividends to our Parent using available cash on hand during the current quarter, to provide the required cash for such repurchase program. We may also provide dividends to our Parent to fund other cash requirements, including additional share repurchase programs or other distributions to its stockholders, or to fund strategic transactions, which may include broadband investment opportunities. We may use available cash and cash equivalents, cash from operations, or incur additional borrowings to fund such dividends.

Debt

        At June 30, 2007, we had $3,400 million in total outstanding borrowings, bearing a weighted average interest rate of 7.0%. Our outstanding borrowings primarily consist of notes payable and amounts borrowed under a senior secured credit facility as more fully described in Note 5 of the Notes to the Consolidated Financial Statements in Item 1, Part I of this Quarterly Report and in Note 8 to the Notes to the Consolidated Financial Statements in Item 8, Part II of our 2006 Form 10-K.

        Our notes payable and senior secured credit facility mature as follows: $5 million in the remainder of 2007, $48 million in 2008, $98 million in 2009, $297 million in 2010, $97 million in 2011, and $2,852 million thereafter. These amounts do not reflect potential prepayments that may be required under our senior secured credit facility, which could result from a computation that we are required to make at each year end under the credit agreement. We were not required to make a prepayment for the year ended December 31, 2006.

        Debt ratings by the various rating agencies reflect each agency's opinion of the ability of issuers to repay debt obligations as they come due and the expected estimated loss given a default. In general, lower ratings result in higher borrowing costs. Please refer to our 2006 Form 10-K for discussion of Moody's Investors Service and Standard & Poor's Rating Service ratings range.

        Currently, DIRECTV U.S. has the following security ratings:

	Senior Secured	Senior Unsecured	Corporate	Outlook
Standard & Poor's	BBB-	BB-	BB	Stable
Moody's	Baa3	Ba3	Ba2	Negative

COMMITMENTS AND CONTINGENCIES

        For a discussion of "Commitments and Contingencies," see Part I, Item 1, Note 6 of the Notes to the Consolidated Financial Statements of this Quarterly Report, which we incorporate herein by reference.

        Commitments and contingencies as discussed in the Notes to the Consolidated Financial Statements do not include payments that could be made related to our unrecognized tax benefits liability, which amounted to $26 million as of January 1, 2007, the date we adopted FIN 48. The timing and amount of any future payments is not reasonably estimable, as such payments are dependent on the completion and resolution of examinations with tax authorities. We do not expect a significant payment related to these obligations within the next twelve months.

CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS

        For a discussion of "Certain Relationships and Related-Party Transactions," see Part I, Item 1, Note 7 of the Notes to the Consolidated Financial Statements of this Quarterly Report, which we incorporate herein by reference.

ACCOUNTING CHANGES

        For additional information regarding "Accounting Changes," see Part I, Item 1, Note 2 to the Consolidated Financial Statements of this Quarterly Report, which we incorporate herein by reference.

ITEM 4.    CONTROLS AND PROCEDURES

        We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q under the supervision and with the participation of management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2007.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A.    RISK FACTORS

        The risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2006 have not materially changed.

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit Name
31.1	Certification of the Chief Executive Officer of DIRECTV Holdings LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ("Section 302").
31.2	Certification of the Chief Financial Officer of DIRECTV Holdings LLC pursuant to Section 302.
31.3	Certification of the Chief Executive Officer of DIRECTV Financing Co., Inc. pursuant to Section 302.
31.4	Certification of the Chief Financial Officer of DIRECTV Financing Co., Inc. pursuant to Section 302.
32.1	Certification of the Chief Executive Officer of DIRECTV Holdings LLC pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ("Section 906").
32.2	Certification of the Chief Financial Officer of DIRECTV Holdings LLC pursuant to Section 906.
32.3	Certification of the Chief Executive Officer of DIRECTV Financing Co., Inc. pursuant to Section 906.
32.4	Certification of the Chief Financial Officer of DIRECTV Financing Co., Inc. pursuant to Section 906.

DIRECTV HOLDINGS LLC

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIRECTV HOLDINGS LLC (Registrant)
Date: August 9, 2007	By:	/s/ MICHAEL W. PALKOVIC Michael W. Palkovic Executive Vice President and Chief Financial Officer
DIRECTV FINANCING CO., INC. (Registrant)
Date: August 9, 2007	By:	/s/ MICHAEL W. PALKOVIC Michael W. Palkovic Executive Vice President and Chief Financial Officer

QuickLinks

TABLE OF CONTENTS
DIRECTV HOLDINGS LLC PART I—FINANCIAL INFORMATION (UNAUDITED)
  ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
DIRECTV HOLDINGS LLC CONSOLIDATED BALANCE SHEETS (Unaudited)
DIRECTV HOLDINGS LLC CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
DIRECTV HOLDINGS LLC NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Operations For the Three Months Ended June 30, 2007
Condensed Consolidating Statement of Operations For the Three Months Ended June 30, 2006
Condensed Consolidating Statement of Operations For the Six Months Ended June 30, 2007
Condensed Consolidating Statement of Operations For the Six Months Ended June 30, 2006
Condensed Consolidating Balance Sheet As of June 30, 2007
Condensed Consolidating Balance Sheet As of December 31, 2006
DIRECTV HOLDINGS LLC NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(concluded) (Unaudited)
Condensed Consolidating Statement of Cash Flows For the Six Months Ended June 30, 2007
Condensed Consolidating Statement of Cash Flows For the Six Months Ended June 30, 2006
DIRECTV HOLDINGS LLC
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1A. RISK FACTORS
  ITEM 6. EXHIBITS
SIGNATURE