Form 10-Q
period 2007-09-30
DIRECTV FINANCING CO INC; DIRECTV HOLDINGS LLC
filed 2007-11-07
CIK 1234307, 1234308

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in Millions)
Revenues	$3,885	$3,403	$11,150	$9,915
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	1,657	1,417	4,653	4,063
Subscriber service expenses	291	286	852	778
Broadcast operations expenses	56	44	161	132
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	498	432	1,377	1,401
Upgrade and retention costs	268	208	691	645
General and administrative expenses	199	193	569	551
Depreciation and amortization expense	378	226	1,021	611

Total operating costs and expenses	3,347	2,806	9,324	8,181

Operating profit	538	597	1,826	1,734
Interest income	16	17	60	49
Interest expense	(56)	(53)	(162)	(163)
Other, net	1	—	—	(2)

Income before income taxes	499	561	1,724	1,618
Income tax expense	(198)	(214)	(682)	(618)

Net income	$301	$347	$1,042	$1,000

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2007	December 31, 2006
	(Dollars in Millions)
ASSETS
Current assets
Cash and cash equivalents	$843	$1,356
Accounts receivable, net of allowances of $38 and $39	1,288	1,267
Inventories	198	140
Prepaid expenses and other	225	146

Total current assets	2,554	2,909
Satellites, net	2,038	2,000
Property and equipment, net	3,008	2,026
Goodwill	3,032	3,032
Intangible assets, net	1,311	1,546
Other assets	215	174

Total assets	$12,158	$11,687

LIABILITIES AND OWNER'S EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,262	$2,402
Unearned subscriber revenue and deferred credits	443	259
Current portion of long-term debt	35	10

Total current liabilities	2,740	2,671
Long-term debt	3,362	3,395
Deferred income taxes	318	240
Other liabilities and deferred credits	977	993
Commitments and contingencies
Owner's equity
Capital stock and additional paid-in capital	3,120	3,786
Retained earnings	1,641	602

Total owner's equity	4,761	4,388

Total liabilities and owner's equity	$12,158	$11,687

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(Dollars in Millions)
Cash flows from operating activities
Net income	$1,042	$1,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,021	611
Share-based compensation expense	30	28
Amortization of debt issuance costs	4	4
Deferred income taxes and other	89	167
Change in other operating assets and liabilities
Accounts receivable, net	(21)	(82)
Inventories	(58)	118
Prepaid expenses and other	(68)	(74)
Other assets	(30)	(24)
Accounts payable and accrued liabilities	(136)	(377)
Unearned subscriber revenue and deferred credits	183	134
Other liabilities and deferred credits	(24)	55

Net cash provided by operating activities	2,032	1,560

Cash flows from investing activities
Cash paid for property and equipment	(476)	(330)
Cash paid for subscriber leased equipment—subscriber acquisitions	(580)	(403)
Cash paid for subscriber leased equipment—upgrade and retention	(579)	(261)
Cash paid for satellites	(149)	(173)
Other	(3)	(2)

Net cash used in investing activities	(1,787)	(1,169)

Cash flows from financing activities
Repayment of long-term debt	(8)	(5)
Repayment of other long-term obligations	(54)	(50)
Cash dividends to Parent	(700)	(300)
Excess tax benefit from share-based compensation	4	2

Net cash used in financing activities	(758)	(353)

Net (decrease) increase in cash and cash equivalents	(513)	38
Cash and cash equivalents at beginning of the period	1,356	1,165

Cash and cash equivalents at the end of the period	$843	$1,203

Supplemental cash flow information
Cash paid for interest	$162	$165
Cash paid for income taxes	624	568

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

        On December 23, 2006, News Corporation and Liberty Media Corporation entered into an agreement to exchange Liberty's 16.3% ownership interest in News Corporation for News Corporation's approximately 40% ownership in our Parent, three regional sports networks and a cash payment. The transaction has been approved by the stockholders of News Corporation and is subject to regulatory approval from the Federal Communications Commission and antitrust clearance. It is expected that the transaction will close in the fourth quarter of 2007.

        We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal recurring items) that are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission, or SEC, on March 1, 2007, our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2007 filed with the SEC on May 10, 2007, and for the quarter ended June 30, 2007 filed with the SEC on August 9, 2007, and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

Note 2: Accounting Change and New Accounting Standards

  Accounting Change

        Uncertain Tax Positions.    On January 1, 2007, we adopted Financial Accounting Standards Board, or FASB, Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109", or FIN 48. We now recognize a benefit in "Income tax expense" in the Consolidated Statements of Operations for uncertain tax positions that are more-likely-than-not to be sustained upon examination, measured at the largest amount that has a greater than 50% likelihood of being realized upon settlement. Unrecognized tax benefits represent tax benefits taken or expected to be taken in income tax returns, for which the benefit has not yet been recognized in "Income tax expense" in the Consolidated Statements of Operations due to the uncertainty of whether such benefits will be ultimately realized. The cumulative effect of adopting FIN 48 resulted in a $3 million decrease to the January 1, 2007 balance of "Retained earnings" in the Consolidated Balance Sheets. As of the date of adoption our unrecognized tax benefits totaled $26 million, including $3 million of tax positions the recognition of which would affect the annual effective income tax rate. We include the liability for unrecognized tax benefits in "Other liabilities and deferred credits" in the Consolidated Balance Sheets as of September 30, 2007.

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

        In September 2006, the FASB issued SFAS No.157, "Fair Value Measurements." SFAS No. 157 defines fair value, sets out a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements of assets and liabilities. SFAS No. 157 applies under other accounting pronouncements previously issued by the FASB that require or permit fair value measurements. We do not expect the adoption of SFAS No. 157 on January 1, 2008 to have any effect on our consolidated results of operations or financial position.

        In September 2006, the Emerging Issues Task Force, or EITF, issued EITF No. 06-1, "Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider" or EITF No. 06-1. EITF No. 06-1 provides guidance to service providers regarding the proper reporting of consideration given to manufacturers or resellers of equipment necessary for an end-customer to receive its services. Depending on the circumstances, such consideration is reported as either an expense or a reduction of revenues. We currently do not expect the adoption of EITF No. 06-1 on January 1, 2008 to have an effect on our consolidated results of operations.

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

        The following table sets forth the amount of set-top receivers we capitalized, and depreciation expense we recorded, under the lease program for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in Millions)
Cash paid for subscriber leased equipment—subscriber acquisitions	$220	$204	$580	$403
Cash paid for subscriber leased equipment—upgrade and retention	197	121	579	261

Total subscriber leased equipment capitalized	$417	$325	$1,159	$664

Depreciation expense—subscriber leased equipment	$177	$45	$434	$68

Note 4: Intangible Assets

        The following table sets forth the amounts recorded for intangible assets as of the periods presented:

		September 30, 2007			December 31, 2006
	Estimated Useful Lives (years)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
		(Dollars in Millions)
Orbital slots	Indefinite	$432		$432	$432		$432
72.5° WL Orbital license	5	219	$130	89	193	$99	94
Subscriber related	5-10	1,348	796	552	1,344	604	740
Dealer network	15	130	69	61	130	62	68
Distribution rights	7	334	157	177	334	122	212

Total intangible assets		$2,463	$1,152	$1,311	$2,433	$887	$1,546

        The following table sets forth amortization expense for intangible assets for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in Millions)
Amortization expense	$88	$88	$265	$265

        Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $88 million for the remainder of 2007, $352 million in 2008, $289 million in 2009, $90 million in 2010, $34 million in 2011 and $26 million thereafter.

Note 5: Debt

        The following table sets forth our outstanding debt as of September 30, 2007 and December 31, 2006:

	Interest Rates at September 30, 2007	September 30, 2007	December 31, 2006
		(Dollars in Millions)
8.375% senior notes due in 2013	8.375%	$910	$910
6.375% senior notes due in 2015	6.375%	1,000	1,000
Senior secured credit facility	6.376%	1,485	1,492
Other	—	2	3

Total debt		3,397	3,405
Less: Current portion of long-term debt		35	10

Long-term debt		$3,362	$3,395

        The fair value of our 8.375% senior notes was approximately $948 million at September 30, 2007 and at December 31, 2006. The fair value of our 6.375% senior notes was approximately $952 million at September 30, 2007 and approximately $962 million at December 31, 2006. We calculated the fair values based on quoted market prices on those dates.

        Our notes payable and senior secured credit facility mature as follows: $3 million in the remainder of 2007; $48 million in 2008; $98 million in 2009; $297 million in 2010; $97 million in 2011 and $2,852 million thereafter. These amounts do not reflect potential prepayments that may be required under our senior secured credit facility, which could result from a computation that we may be required to make at each year end under the credit agreement. We were not required to make a prepayment for the year ended December 31, 2006 and we do not currently expect to be required to make a payment for the year ending December 31, 2007. The amount of interest accrued related to our outstanding debt was $23 million at September 30, 2007 and $27 million at December 31, 2006. The unamortized bond premium included in total debt was $2 million as of September 30, 2007 and $3 million as of December 31, 2006.

        Covenants and Restrictions.    The senior secured credit facility requires us to comply with certain financial covenants. The senior notes and the senior secured credit facility also include covenants that restrict our ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another entity, (vi) sell, assign, lease or otherwise dispose of all or substantially all of our assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the credit agreement and senior notes indentures. Should we fail to comply with these covenants, all or a portion of our borrowings under the senior notes and senior secured credit facility could become immediately payable and our revolving credit facility could be terminated. At September 30, 2007, we were in compliance with all such covenants.

Note 6: Commitments and Contingencies

  Commitments

        As of September 30, 2007, we anticipate minimum future payments under agreements to purchase broadcast programming, and the purchase of services that we have outsourced to third parties, such as billing services, and satellite telemetry, tracking and control, and satellite construction and launch contracts to be $5,036 million payable, as follows: $360 million in the remainder of 2007, $1,202 million in 2008, $1,246 million in 2009, $1,139 million in 2010, $724 million in 2011 and $365 million thereafter.

  Contingencies

        Litigation

        Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at September 30, 2007. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material adverse effect on our consolidated results of operations or financial position.

        Finisar Corporation.    On April 4, 2005, Finisar Corporation filed a patent infringement action in the United States District Court for the Eastern District of Texas (Beaumont) alleging that The DIRECTV Group, DIRECTV Holdings LLC, DIRECTV Enterprises, LLC, DIRECTV Operations, LLC, DIRECTV, Inc., and DTV Network Systems, Inc. infringed U.S. Patent No. 5,404,505. On June 23, 2006, the jury determined that we willfully infringed this patent and awarded approximately $79 million in damages. On July 7, 2006, the Court entered its final written judgment which denied Finisar's request for an injunction and instead granted us a compulsory license. Under the license, we would be obligated to pay Finisar $1.60 per new set-top box manufactured for use with the DIRECTV system beginning June 17, 2006 and continuing until the patent expires in 2012 or is otherwise found to be invalid. The Court also increased the damages award by $25 million, because of the jury finding of willful infringement and awarded pre-judgment interest of $13 million to Finisar. Post-judgment interest accrues on the total judgment.

        We filed a notice of appeal to the Court of Appeals for the Federal Circuit on October 5, 2006, and Finisar also filed a notice of appeal on October 18, 2006. A bond was submitted to the District Court in the amount of $127 million as required security for the damages awarded but not yet paid pending appeal plus interest for the anticipated duration of the appeal. We were successful in obtaining an order that post-judgment royalties pursuant to the compulsory license shall be held in escrow pending outcome of the appeal. Through September 30, 2007, the compulsory license fee amounted to $28 million, which has been paid into escrow.

        Based on our review of the record in this case, including discussion with and analysis by counsel of the bases for our appeal, we have determined that we have a number of strong arguments available on appeal and, although there can be no assurance as to the ultimate outcome, we are confident that the judgment against us will ultimately be reversed, or remanded for a new trial in which we believe we would prevail. As a result, we have concluded that it is not probable that Finisar will ultimately prevail in this matter; therefore, we have not recorded any liability for this judgment nor are we recording any expense for the compulsory license.

        Satellites

        We may purchase in-orbit and launch insurance to mitigate the potential financial impact of satellite launch and in-orbit failures if the premium costs are considered economic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact that a satellite failure could have on our ability to provide service. At September 30, 2007, the net book value of in-orbit satellites was $1,583 million of which $1,359 million was uninsured.

        Other

        As of September 30, 2007, included in "Other assets" in the Consolidated Balance Sheets is a receivable for $32 million of the $57 million rebate that we can earn from Thomson by purchasing at least $4 billion of set-top receivers through June 2010. We have accrued this receivable based on our assessment that achievement of the minimum purchase requirement is both probable and reasonably estimable. On a quarterly basis, we assess the probability of earning the rebate over the contract term. If we subsequently determine that it is no longer probable that we will earn the rebate, we would be required to reverse the amount of the rebate earned to date, most of which would be recorded as a charge to the Consolidated Statements of Operations at the time such determination is made.

Note 7: Related Party Transactions

        In the ordinary course of our operations, we enter into related-party transactions with The DIRECTV Group, News Corporation, their affiliates, and companies in which we hold equity method investments.

  The DIRECTV Group and affiliates.

        We determine our income taxes based upon our tax sharing agreement with The DIRECTV Group, which generally provides that the current income tax liability or receivable be computed as if we were a separate taxpayer. Payments made to our Parent under this tax sharing arrangement were $605 million for the nine months ended September 30, 2007 and $567 million for the nine months ended September 30, 2006. We also receive an allocation of employee benefit expenses from The DIRECTV Group. We believe that our consolidated financial statements reflect our cost of doing business in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 55, "Allocation of Expenses and Related Disclosures in Financial Statements of Subsidiaries, Divisions of Lesser Business Components of Another Entity."

        During the third quarter of 2007, we paid a $700 million dividend and during the third quarter of 2006, we paid a $300 million dividend to The DIRECTV Group from available cash and cash equivalents.

  News Corporation and affiliates.

        News Corporation and its affiliates are considered related parties because News Corporation owns approximately 40% of the outstanding common stock of The DIRECTV Group. We have the following types of contractual arrangements with News Corporation entities: purchase of programming, products and advertising; license of certain intellectual property, including patents; purchase of system access products; set-top receiver software and support services; sale of advertising space and purchase of employee services. The majority of payments under contractual arrangements with News Corporation entities relate to multi-year programming contracts. Payments under these contracts are typically subject to annual rate increases and are based on the number of subscribers receiving the related programming.

        The following table summarizes sales to and purchases from related parties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in Millions)
Sales:
News Corporation and affiliates	$4	$7	$13	$18
The DIRECTV Group and affiliates	—	—	—	1

Total	$4	$7	$13	$19

Purchases:
News Corporation and affiliates	$215	$191	$626	$566
Other	6	1	17	7

Total	$221	$192	$643	$573

        The following table sets forth the amount of accounts receivable from and accounts payable to related parties:

	September 30, 2007	December 31, 2006
	(Dollars in Millions)
Accounts receivable	$16	$10

Accounts payable:
News Corporation and affiliates	$204	$156
The DIRECTV Group and affiliates	22	24
Other	38	23

Total	$264	$203

        The accounts receivable balances as of September 30, 2007 and December 31, 2006 are primarily related to affiliates of News Corporation. Accounts receivable as of September 30, 2007 includes $8 million for expenses incurred on behalf of a News Corporation entity, which will be reimbursed pursuant to a reimbursement agreement.

Note 8: Condensed Consolidating Financial Statements

        The following presents the condensed consolidating statements of operations for the three and nine months ended September 30, 2007 and 2006, the condensed consolidating balance sheets as of September 30, 2007 and December 31, 2006, and the condensed consolidating statements of cash flows for the nine months ended September 30, 2007 and 2006 of DIRECTV Holdings together with DIRECTV Financing Co., Inc., or the Co-Issuers, and each of DIRECTV Holdings' material subsidiaries (other than DIRECTV Financing), or the Guarantor Subsidiaries, and the eliminations necessary to present DIRECTV Holdings' financial statements on a consolidated basis. These condensed consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of DIRECTV Holdings.

Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2007

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Revenues	$16	$3,885	$(16)	$3,885
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	1,657	—	1,657
Subscriber service expenses	—	291	—	291
Broadcast operations expenses	—	56	—	56
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	498	—	498
Upgrade and retention costs	—	268	—	268
General and administrative expenses	—	215	(16)	199
Depreciation and amortization expense	—	378	—	378

Total operating costs and expenses	—	3,363	(16)	3,347

Operating profit	16	522	—	538
Equity in income of consolidated subsidiaries	312	—	(312)	—
Interest income	16	—	—	16
Interest expense	(50)	(6)	—	(56)
Other, net	—	1	—	1

Income before income taxes	294	517	(312)	499
Income tax benefit (expense)	7	(205)	—	(198)

Net income	$301	$312	$(312)	$301

Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2006

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Revenues	$—	$3,403	$—	$3,403
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	1,417	—	1,417
Subscriber service expenses	—	286	—	286
Broadcast operations expenses	—	44	—	44
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	432	—	432
Upgrade and retention costs	—	208	—	208
General and administrative expenses	—	193	—	193
Depreciation and amortization expense	—	226	—	226

Total operating costs and expenses	—	2,806	—	2,806

Operating profit	—	597	—	597
Equity in income of consolidated subsidiaries	365	—	(365)	—
Interest income	17	—	—	17
Interest expense	(46)	(7)	—	(53)
Other, net	—	—	—	—

Income before income taxes	336	590	(365)	561
Income tax benefit (expense)	11	(225)	—	(214)

Net income	$347	$365	$(365)	$347

Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2007

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Revenues	$16	$11,150	$(16)	$11,150
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	4,653	—	4,653
Subscriber service expenses	—	852	—	852
Broadcast operations expenses	—	161	—	161
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	1,377	—	1,377
Upgrade and retention costs	—	691	—	691
General and administrative expenses	—	585	(16)	569
Depreciation and amortization expense	—	1,021	—	1,021

Total operating costs and expenses	—	9,340	(16)	9,324

Operating profit	16	1,810	—	1,826
Equity in income of consolidated subsidiaries	1,083	—	(1,083)	—
Interest income	60	—	—	60
Interest expense	(143)	(19)	—	(162)

Income before income taxes	1,016	1,791	(1,083)	1,724
Income tax benefit (expense)	26	(708)	—	(682)

Net income	$1,042	$1,083	$(1,083)	$1,042

Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2006

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Revenues	$—	$9,915	$—	$9,915
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	4,063	—	4,063
Subscriber service expenses	—	778	—	778
Broadcast operations expenses	—	132	—	132
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	1,401	—	1,401
Upgrade and retention costs	—	645	—	645
General and administrative expenses	—	551	—	551
Depreciation and amortization expense	—	611	—	611

Total operating costs and expenses	—	8,181	—	8,181

Operating profit	—	1,734	—	1,734
Equity in income of consolidated subsidiaries	1,056	—	(1,056)	—
Interest income	49	—	—	49
Interest expense	(139)	(24)	—	(163)
Other, net	—	(2)	—	(2)

Income before income taxes	966	1,708	(1,056)	1,618
Income tax benefit (expense)	34	(652)	—	(618)

Net income	$1,000	$1,056	$(1,056)	$1,000

Condensed Consolidating Balance Sheet
As of September 30, 2007

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
ASSETS
Total current assets	$932	$1,721	$(99)	$2,554
Satellites, net	—	2,038	—	2,038
Property and equipment, net	—	3,008	—	3,008
Goodwill	1,828	1,204	—	3,032
Intangible assets, net	—	1,311	—	1,311
Other assets	5,655	196	(5,636)	215

Total assets	$8,415	$9,478	$(5,735)	$12,158

LIABILITIES AND OWNER'S EQUITY
Total current liabilities	$116	$2,723	$(99)	$2,740
Long-term debt	3,362	—	—	3,362
Deferred income taxes	—	512	(194)	318
Other liabilities and deferred credits	176	1,009	(208)	977
Owner's equity
Capital stock and additional paid-in capital	3,120	4,406	(4,406)	3,120
Retained earnings	1,641	828	(828)	1,641

Total owner's equity	4,761	5,234	(5,234)	4,761

Total liabilities and owner's equity	$8,415	$9,478	$(5,735)	$12,158

Condensed Consolidating Balance Sheet
As of December 31, 2006

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
ASSETS
Total current assets	$1,398	$1,519	$(8)	$2,909
Satellites, net	—	2,000	—	2,000
Property and equipment, net	—	2,026	—	2,026
Goodwill	1,828	1,204	—	3,032
Intangible assets, net	—	1,546	—	1,546
Other assets	4,585	150	(4,561)	174

Total assets	$7,811	$8,445	$(4,569)	$11,687

LIABILITIES AND OWNER'S EQUITY
Total current liabilities	$28	$2,651	$(8)	$2,671
Long-term debt	3,395	—	—	3,395
Deferred income taxes	—	417	(177)	240
Other liabilities and deferred credits	—	993	—	993
Owner's equity
Capital stock and additional paid-in capital	3,786	4,637	(4,637)	3,786
Retained earnings (deficit)	602	(253)	253	602

Total owner's equity	4,388	4,384	(4,384)	4,388

Total liabilities and owner's equity	$7,811	$8,445	$(4,569)	$11,687

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2007

	Co-Issuers	Guarantor Subsidiaries	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Cash flows from operating activities
Net cash provided by operating activities	$189	$1,843	$2,032

Cash flows from investing activities
Cash paid for property and equipment	—	(476)	(476)
Cash paid for subscriber leased equipment—subscriber acquisition	—	(580)	(580)
Cash paid for subscriber leased equipment—upgrade and retention	—	(579)	(579)
Cash paid for satellites	—	(149)	(149)
Other	—	(3)	(3)

Net cash used in investing activities	—	(1,787)	(1,787)

Cash flows from financing activities
Repayment of long-term debt	(8)	—	(8)
Repayment of other long-term obligations	—	(54)	(54)
Cash dividends to Parent	(700)	—	(700)
Excess tax benefit from share-based compensation	—	4	4

Net cash used in financing activities	(708)	(50)	(758)

Net (decrease) increase in cash and cash equivalents	(519)	6	(513)
Cash and cash equivalents at beginning of the period	1,354	2	1,356

Cash and cash equivalents at the end of the period	$835	$8	$843

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2006

	Co-Issuers	Guarantor Subsidiaries	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Cash flows from operating activities
Net cash provided by operating activities	$343	$1,217	$1,560

Cash flows from investing activities
Cash paid for property and equipment	—	(330)	(330)
Cash paid for subscriber leased equipment—subscriber acquisition	—	(403)	(403)
Cash paid for subscriber leased equipment—upgrade and retention	—	(261)	(261)
Cash paid for satellites	—	(173)	(173)
Other	—	(2)	(2)

Net cash used in investing activities	—	(1,169)	(1,169)

Cash flows from financing activities
Repayment of long-term debt	(5)	—	(5)
Repayment of other long-term obligations	—	(50)	(50)
Cash dividends to Parent	(300)	—	(300)
Excess tax benefit from share-based compensation	—	2	2

Net cash used in financing activities	(305)	(48)	(353)

Net increase in cash and cash equivalents	38	—	38
Cash and cash equivalents at beginning of the period	1,165	—	1,165

Cash and cash equivalents at the end of the period	$1,203	$—	$1,203

DIRECTV HOLDINGS LLC

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following management's discussion and analysis should be read in conjunction with our management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 1, 2007, our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2007 filed with the SEC on May 10, 2007, and for the quarter ended June 30, 2007 filed with the SEC on August 9, 2007, and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

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

BUSINESS OVERVIEW

        We are a wholly-owned subsidiary of The DIRECTV Group and our subsidiaries include DIRECTV Enterprises, LLC and its wholly-owned subsidiaries and DIRECTV Financing Co., Inc. We acquire, promote, sell and distribute digital entertainment programming via satellite to residential and commercial subscribers. We are the largest provider of direct-to-home, or DTH, digital television services and the second largest provider in the multi-channel video programming distribution, or MVPD, industry in the United States. As of September 30, 2007, we had approximately 16.6 million subscribers.

        DIRECTV U.S. currently broadcasts from a fleet of ten geosynchronous satellites, including nine owned satellites and one leased satellite. In September 2007, after completing in-orbit testing, DIRECTV 10 went into service and will allow us to provide up to 100 national high definition, or HD, channels. The in-orbit testing of DIRECTV 10 revealed that a portion of the satellite's spot beam capacity may not be available for operations; however, we do not believe that our planned expansion of additional HD local programming will be materially impacted by the affected spot beam capacity. DIRECTV 11 is under construction and will operate from our 99° WL orbital location after its planned launch in early 2008 and successful completion of in-orbit testing. DIRECTV 11 will provide us with increased capability for local and national HD channels, as well as capacity for new interactive and enhanced services once it becomes operational. We have one additional satellite under construction, DIRECTV 12, which will be ready for launch in 2009.

SIGNIFICANT TRANSACTIONS AFFECTING THE COMPARABILITY OF THE RESULTS OF OPERATIONS

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

        The following table sets forth the amount of set-top receivers capitalized, and depreciation expense recorded under the lease program for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in Millions)
Cash paid for subscriber leased equipment—subscriber acquisitions	$220	$204	$580	$403
Cash paid for subscriber leased equipment—upgrade and retention	197	121	579	261

Total subscriber leased equipment capitalized	$417	$325	$1,159	$664

Depreciation expense—subscriber leased equipment	$177	$45	$434	$68

EXECUTIVE OUTLOOK UPDATE

        During the nine months ended September 30, 2007, we experienced higher than expected demand for HD and digital video recorder, or DVR, services, which resulted in increased acquisition, upgrade and retention costs as we make investments in advanced equipment required to receive HD and DVR services. We also experienced higher than expected revenue growth primarily due to higher average monthly revenue per subscriber, or ARPU. In our 2006 Form 10-K, we reported that we expected upgrade and retention costs incurred during 2007, including the cost of set-top receivers capitalized under the lease program but excluding the cost of replacing MPEG-2 HD subscriber equipment with our new MPEG-4 HD subscriber equipment, to be relatively unchanged as compared to the approximately $1,250 million spent in 2006. As previously reported in our Form 10-Q for the quarter ended June 30, 2007, we now expect upgrade and retention costs incurred for the year ending December 31, 2007 to be greater than in 2006. We also reported in our 2006 Form 10-K that we expected ARPU to increase 5% or more due to price increases and higher penetration of advanced products. We now expect ARPU to increase 6% or more.

        We previously reported in our 2006 Form 10-K that we expected free cash flow, defined as net cash provided by operating activities less cash paid for property, subscriber leased equipment and satellites, to increase from the $545 million of free cash flow generated in 2006. Primarily due to the increase in upgrade and retention costs discussed above, we now expect free cash flow may be lower in 2007 than in 2006.

KEY TERMINOLOGY USED IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Revenues.    We earn revenues mostly from monthly fees we charge subscribers for subscriptions to basic and premium channel programming, HD programming, pay-per-view programming and seasonal and live sporting events. We also earn revenues from monthly fees that we charge subscribers with multiple non-leased set-top receivers (which we refer to as mirroring fees), monthly fees we charge subscribers for leased set-top receivers, monthly fees we charge subscribers for DVR service, hardware revenues from subscribers who purchase set-top receivers from us, our published programming guide, warranty service fees and advertising services.

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

        Subscriber Acquisition Costs.    These costs include the cost of set-top receivers and other equipment, commissions we pay to national retailers, independent satellite television retailers, dealers, regional Bell operating companies and the cost of installation, advertising, marketing and customer call center expenses associated with the acquisition of new subscribers. Set-top receivers leased to new subscribers are capitalized in "Property and equipment, net" in the Consolidated Balance Sheets and depreciated over their useful lives. The amount of set-top receivers capitalized each period for subscriber acquisition activities is presented in the Consolidated Statements of Cash Flows under the caption "Cash paid for subscriber leased equipment-subscriber acquisitions."

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

Results of Operations

        The following table sets forth our unaudited consolidated statements of operations and certain other operating data:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	Change		2007	2006	Change
	(Dollars in Millions, except per subscriber data)
Revenues	$3,885	$3,403	$482	14.2%	$11,150	$9,915	$1,235	12.5%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	1,657	1,417	240	16.9%	4,653	4,063	590	14.5%
Subscriber service expenses	291	286	5	1.7%	852	778	74	9.5%
Broadcast operations expenses	56	44	12	27.3%	161	132	29	22.0%
Selling, general and administrative expenses exclusive of depreciation and amortization expense
Subscriber acquisition costs	498	432	66	15.3%	1,377	1,401	(24)	(1.7)%
Upgrade and retention costs	268	208	60	28.8%	691	645	46	7.1%
General and administrative expenses	199	193	6	3.1%	569	551	18	3.3%
Depreciation and amortization expense	378	226	152	67.3%	1,021	611	410	67.1%

Total operating costs and expenses	3,347	2,806	541	19.3%	9,324	8,181	1,143	14.0%

Operating profit	538	597	(59)	(9.9)%	1,826	1,734	92	5.3%
Interest income	16	17	(1)	(5.9)%	60	49	11	22.4%
Interest expense	(56)	(53)	(3)	5.7%	(162)	(163)	1	(0.6)%
Other, net	1	—	1	N/A	—	(2)	2	(100.0)%

Income before income taxes	499	561	(62)	(11.1)%	1,724	1,618	106	6.6%
Income tax expense	(198)	(214)	16	(7.5)%	(682)	(618)	(64)	10.4%

Net income	$301	$347	$(46)	(13.3)%	$1,042	$1,000	$42	4.2%

Other Data:
Operating profit	$538	$597	$(59)	(9.9)%	$1,826	$1,734	$92	5.3%
Add: Depreciation and amortization expense	378	226	152	67.3%	1,021	611	410	67.1%

Operating profit before depreciation and amortization(1)	$916	$823	$93	11.3%	$2,847	$2,345	$502	21.4%

Operating profit before depreciation and amortization—margin(1)	23.6%	24.2%	N/A	(2.5)%	25.5%	23.7%	N/A	7.6%
Net cash provided by operating activities	$642	$624	18	2.9%	$2,032	$1,560	472	30.3%
Net cash used in investing activities	(611)	(503)	(108)	21.5%	(1,787)	(1,169)	(618)	52.9%
Net cash used in financing activities	(722)	(319)	(403)	126.3%	(758)	(353)	(405)	114.7%
Net cash provided by operating activities	642	624	18	2.9%	2,032	1,560	472	30.3%
Less: Cash paid for property and equipment	(154)	(111)	(43)	38.7%	(476)	(330)	(146)	44.2%
Cash paid for subscriber leased equipment— subscriber acquisition	(220)	(204)	(16)	7.8%	(580)	(403)	(177)	43.9%
Cash paid for subscriber leased equipment— upgrade and retention	(197)	(121)	(76)	62.8%	(579)	(261)	(318)	121.8%
Cash paid for satellites	(37)	(68)	31	(45.6)%	(149)	(173)	24	(13.9)%

Free cash flow(2)	$34	$120	$(86)	(71.7)%	$248	393	$(145)	(36.9)%

Average monthly revenue per subscriber (ARPU)	$78.79	$72.74	$6.05	8.3%	$76.22	$71.41	$4.81	6.7%
Average monthly subscriber churn %	1.61%	1.80%	N/A	(10.6)%	1.54%	1.62%	N/A	(4.9)%
Average subscriber acquisition costs—per subscriber (SAC)	$696	$632	$64	10.1%	$684	$647	$37	5.7%
Gross subscriber additions (000's)	1,032	1,006	26	2.6%	2,861	2,788	73	2.6%
Net subscriber additions (000's)	240	165	75	45.5%	603	545	58	10.6%
Total number of subscribers (000's)	16,556	15,678	878	5.6%	16,556	15,678	878	5.6%
Capital expenditures(3)	$612	$513	$99	19.3%	$1,776	$1,156	$620	53.6%

(1)
Operating profit before depreciation and amortization, which is a financial measure that is not determined in accordance with GAAP can be calculated by adding amounts under the caption "Depreciation and amortization expense" to "Operating profit." This measure should be used in conjunction with GAAP financial measures and is not presented as an alternative measure of operating results, as determined in accordance with GAAP. Our management and The DIRECTV Group use Operating profit before depreciation and amortization to evaluate our operating performance and to allocate resources and capital. This metric is also used as a measure of performance for incentive compensation purposes and to measure income generated from operations that could be used to fund capital expenditures, service debt or pay taxes. Depreciation and amortization expense primarily represents an allocation to current expense of the cost of historical capital expenditures and for intangible assets from prior acquisitions. To compensate for the exclusion of depreciation and amortization expense from operating profit, our management and The DIRECTV Group separately measure and budget for capital expenditures and business acquisitions.

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

(2)
Free cash flow, which is a financial measure that is not determined in accordance with GAAP, can be calculated by deducting amounts under the captions "Cash paid for property and equipment", "Cash paid for subscriber leased equipment—subscriber acquisitions", "Cash paid for subscriber leased equipment—upgrade & retention" and "Cash paid for satellites" from "Net cash provided by operating activities" from the Consolidated Statements of Cash Flows. This financial measure should be used in conjunction with GAAP financial measures and is not presented as an alternative measure of cash flows from operating activities, as determined in accordance with GAAP. Our management and The DIRECTV Group use free cash flow to evaluate the cash generated by our current subscriber base, net of capital expenditures, for the purpose of allocating resources to activities such as adding new subscribers, retaining and upgrading existing subscribers, for additional capital expenditures and other capital investments or transactions and as a measure of performance for incentive compensation purposes. We believe this measure is useful to investors, along with GAAP measures (such as cash flows from operating and investing activities), to compare our operating performance to other communications, entertainment and media companies. We believe that investors also use current and projected free cash flow to determine the ability of revenues from our current and projected subscriber base to fund required and discretionary spending and to help determine our financial value.

(3)
Capital expenditures include cash paid and amounts accrued during the period for property, equipment and satellites.

Three Months Ended September 30, 2007 Compared with the Three Months Ended September 30, 2006

        Subscribers.    Including the 240,000 net subscribers additions during the three months ended September 30, 2007, the total number of subscribers has increased 878,000, or 5.6%, during the last twelve months to 16.6 million at September 30, 2007. Net subscriber additions for the third quarter of 2007 increased 75,000 compared to the third quarter of 2006 due to a 26,000 increase in gross subscriber additions to 1,032,000 for the third quarter of 2007 and a reduction in average monthly subscriber churn to 1.61% in the third quarter of 2007 compared to 1.80% in the third quarter of 2006. The higher gross subscriber additions were due to the increased number of subscribers taking HD and DVR services, which we refer to as advanced services, as well as higher acquisitions through our direct sales channel. The reduction in average monthly subscriber churn is also due to the increase in subscribers taking advanced services, as well as the benefits of our credit policies designed to obtain higher quality subscribers.

        Revenues.    Our revenue increased $482 million to $3,885 million resulting from higher ARPU and the larger subscriber base. The 8.3% increase in ARPU to $78.79 resulted primarily from price increases on programming packages, higher HD and DVR equipment, service and lease fees, as well as one week of additional NFL programming revenue in the third quarter of 2007 as compared with the same period last year, and revenues from the lease of one our satellites in 2007.

        Total operating costs and expenses.    Our total operating costs and expenses increased $541 million to $3,347 million in the third quarter of 2007 resulting primarily from higher costs for broadcast programming, increased depreciation and amortization expense, higher subscriber acquisition costs, higher upgrade and retention costs and an increase in broadcast operations expenses.

        Our broadcast programming and other costs increased $240 million primarily from annual program supplier rate increases and the increased number of subscribers. Broadcast operations expenses increased primarily as a result of the costs to support new HD local channel markets.

        The $66 million increase in subscriber acquisition costs in the third quarter of 2007 was due mostly to higher gross subscriber additions, as well as an increase in average subscriber acquisition costs expensed per subscriber. The increase in average subscriber acquisition costs expensed per subscriber was due to an increase in direct marketing and installation costs primarily associated with an increase in the number of subscribers purchasing advanced services in 2007. Upgrade and retention costs increased by $60 million compared to the third quarter of 2006 primarily due to an increased number of our existing subscribers utilizing our HD and HD DVR upgrade programs. The $6 million increase in general and administrative expenses resulted mainly from an increase in labor and employee benefit costs, and higher professional fees, partially offset by a decrease in bad debt expense.

        The increase in depreciation and amortization expense resulted mainly from the depreciation of leased set-top receivers capitalized under the new lease program.

        The improvement of operating profit before depreciation and amortization of $93 million was primarily due to the gross profit generated from the higher revenues, partially offset by higher subscriber acquisition costs and upgrade and retention costs. Operating profit decreased by $59 million from the third quarter of 2006 as higher operating profit before depreciation and amortization was more than offset by higher depreciation and amortization expense in 2007.

        Interest income and expense.    Interest income was $16 million in the third quarter of 2007 and $17 million in the third quarter of 2006. Interest expense was $56 million in the third quarter of 2007 and $53 million in the third quarter of 2006. Interest expense is net of capitalized interest of $11 million during the three months ended September 30, 2007 and $15 million during the three months ended September 30, 2006.

        Income tax expense.    The $16 million decrease in income tax expense was primarily due to our lower pre-tax income in the third quarter of 2007.

Nine Months Ended September 30, 2007 Compared with the Nine Months Ended September 30, 2006

        Subscribers.    Including the 603,000 net subscriber additions during the nine months ended September 30, 2007, the total number of subscribers has increased 878,000, or 5.6%, during the last twelve months to 16.6 million at September 30, 2007. Net subscriber additions for the nine months ended September 30, 2007 increased 58,000 to 603,000 compared to the nine months ended September 30, 2006 due to the increase in gross subscriber additions and the lower average monthly subscriber churn percentage.

        Revenues.    Our revenue increased $1,235 million to $11,150 million resulting from higher ARPU and the larger subscriber base. The 6.7% increase in ARPU to $76.22 resulted primarily from price increases on programming packages, as well as higher HD and DVR equipment, service and lease fees.

        Total operating costs and expenses.    Our total operating costs and expenses increased $1,143 million to $9,324 million during the nine months ended September 30, 2007 resulting primarily from higher costs for broadcast programming, depreciation and amortization expense, subscriber service expenses, upgrade and retention costs and broadcast operations expenses. We capitalized $580 million of set-top receivers leased to new subscribers and $579 million of set-top receivers leased to existing subscribers during the nine months ended September 30, 2007 under the lease program compared to the capitalization of $403 million of set-top receivers leased to new subscribers and $261 million of set-top receivers leased to existing subscribers during the nine months ended September 30, 2006. The nine months ended September 30, 2007 included nine months of lease activity, while the nine months ended September 30, 2006 included seven months of lease activity from the introduction of the program on March 1, 2006.

        Our broadcast programming and other costs increased $590 million primarily from annual program supplier rate increases and the increased number of subscribers. Subscriber service expenses increased mostly from the larger subscriber base and an increase in service calls and costs incurred at our call centers to support the increased number of subscribers with advanced products. Broadcast operations expenses increased primarily as a result of the costs to support new HD local channel markets.

        Including the cost of set-top receivers leased to new subscribers, subscriber acquisition costs incurred increased $153 million compared to the nine months ended September 30, 2006 primarily due to an increase in direct marketing and installation costs primarily associated with an increase in the number of subscribers purchasing advanced services in 2007. However, because we capitalized $177 million more for leased set-top receivers in 2007, expensed subscriber acquisition costs decreased $24 million compared to the prior year. 2007 included nine months of activity under the lease program compared to 2006, which included seven months of activity under the lease program from its inception on March 1, 2006. Including the cost of set-top receivers leased to existing subscribers under our upgrade and retention programs, upgrade and retention costs incurred during the nine months ended September 30, 2007 increased $364 million compared to the nine months ended September 30, 2006 primarily due to increased volume under our HD and HD DVR upgrade programs. The increase in upgrade and retention costs incurred during the nine months ended September 30, 2007 was partially offset by a $318 million increase in the capitalization of leased set-top receivers compared to the nine months ended September 30, 2006 due to nine months of activity in 2007 compared to seven months in 2006, resulting in higher expensed upgrade and retention costs in 2007. The $18 million increase in general and administrative expenses resulted mainly from an increase in labor and employee benefit costs, and higher legal costs, partially offset by lower bad debt expenses and by a $25 million insurance settlement related to losses incurred due to the hurricanes in 2005.

        The increase in depreciation and amortization expense resulted mainly from the depreciation of leased set-top receivers capitalized under the new lease program.

        The improvement of operating profit before depreciation and amortization of $502 million was primarily due to the gross profit generated from the higher revenues and the increase in the amount of set-top receivers capitalized under the lease program. The increase in operating profit of $92 million was primarily due to higher operating profit before depreciation and amortization, partially offset by higher depreciation and amortization expense in 2007.

        Interest income and expense.    The $11 million increase in interest income was primarily due to higher average cash balances and increased interest rates. Interest expense was $162 million for the nine months ended September 30, 2007 and $163 million for the nine months ended September 30, 2006. We recorded capitalized interest of $40 million during the nine months ended September 30, 2007 and $42 million during the nine months ended September 30, 2006.

        Income tax expense.    The $64 million increase in income tax expense was primarily due to our higher pre-tax income generated in 2007.

Liquidity and Capital Resources

        At September 30, 2007, we had cash and cash equivalents of $843 million compared to $1,356 million at December 31, 2006. The $513 million decrease in cash and cash equivalents during the nine months ended September 30, 2007 resulted primarily from $1,784 million of cash paid for satellites, property and equipment and subscriber leased equipment, and the $700 million cash dividend paid to our Parent, partially offset by $2,032 million of cash provided by operating activities. In addition to our existing cash balances, we also have up to $500 million of borrowing capacity under our revolving credit facility until 2011.

        As a measure of liquidity, our current ratio (ratio of current assets to current liabilities) was 0.93 at September 30, 2007 compared to 1.09 at December 31, 2006. The change was primarily due to the decrease in cash and cash equivalents and an increase in unearned subscriber revenue and deferred credits.

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

        During the third quarter of 2007, we paid a $700 million dividend and during the fourth quarter of 2007, we paid a $350 million dividend to our Parent to fund its share repurchase programs. We may also provide dividends to our Parent or fund other cash requirements, including additional share repurchase programs or other distributions to its stockholders, or to fund strategic transactions, which may include broadband investment opportunities. We may use available cash and cash equivalents, cash from operations, or incur additional borrowings to fund such dividends.

Debt

        At September 30, 2007, we had $3,397 million in total outstanding borrowings, bearing a weighted average interest rate of 6.9%. Our outstanding borrowings primarily consist of notes payable and amounts borrowed under a senior secured credit facility as more fully described in Note 5 of the Notes to the Consolidated Financial Statements in Item 1, Part I of this Quarterly Report and in Note 8 to the Notes to the Consolidated Financial Statements in Item 8, Part II of our 2006 Form 10-K.

        Our notes payable and senior secured credit facility mature as follows: $3 million in the remainder of 2007, $48 million in 2008, $98 million in 2009, $297 million in 2010, $97 million in 2011, and $2,852 million thereafter. These amounts do not reflect potential prepayments that may be required under our senior secured credit facility, which could result from a computation that we are required to make at each year end under the credit agreement. We were not required to make a prepayment for the year ended December 31, 2006 and we do not currently expect to be required to make a payment for the year ending December 31, 2007.

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

ITEM 4.    CONTROLS AND PROCEDURES

        We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q under the supervision and with the participation of management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

  (a)
  Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we became or were a party during the quarter ended September 30, 2007 or subsequent thereto, but before the filing of this report, are summarized below:

        Intellectual Property Litigation.    We are a defendant in several unrelated lawsuits claiming infringement of various patents relating to various aspects of our businesses. In certain of these cases other industry participants are also defendants, and also in certain of these cases we expect that any potential liability would be the responsibility of our equipment vendors pursuant to applicable contractual indemnification provisions. To the extent that the allegations in these lawsuits can be analyzed by us at this stage of their proceedings, we believe the claims are without merit and intend to defend the actions vigorously. The final disposition of these claims is not expected to have a material adverse effect on our consolidated financial position, but could possibly be material to our consolidated results of operations of any one period. Further, no assurance can be given that any adverse outcome would not be material to our consolidated financial position.

        On June 27, 2000, SuperGuide Corporation filed suit in the U.S. District Court for the Western District of North Carolina against DIRECTV Enterprises, LLC, DIRECTV, Inc. DIRECTV Operations, LLC, and The DIRECTV Group, Inc.; Thomson Inc.; and EchoStar Communications Corporation, EchoStar Satellite Corporation and EchoStar Technologies Corporation. The action alleges infringement of three U.S. patents and seeks unspecified damages and injunctive relief. Gemstar Development Corp. was added as a third party defendant because it asserted to have exclusive control of the patents by reason of a license agreement with SuperGuide Corporation. On July 3, 2002, the court granted summary judgment of non-infringement to the DIRECTV defendants and DIRECTV system manufacturers under all asserted claims of the patents in the case, and judgment for all defendants dismissing the claims of infringement was entered on July 25, 2002. On February 12, 2004, the Court of Appeals for the Federal Circuit affirmed the decision in part and reversed in part, and remanded the action for further proceedings. In August, 2005 the court again granted summary judgment on two of the patents, dismissing the claims of infringement relating to them with prejudice, leaving only one patent at issue which expired in 2005. The court then stayed activity relating to the remaining patent, pending determination of the issue of Gemstar's license rights. After a bench trial, on July 19, 2007 the court entered judgment denying Gemstar's assertion and holding that SuperGuide has the relevant rights relating to the remaining patent. Supplemental discovery regarding the remaining patent is now underway, and trial on the issues of infringement, enforceability and validity is expected in second half of 2008.

        Other.    We are subject to other legal proceedings and claims that arise in the ordinary course of our business. The amount of ultimate liability with respect to such actions is not expected to materially affect our financial position, results of operations or liquidity.

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

DIRECTV HOLDINGS LLC (Registrant)
Date: November 7, 2007	By:	/s/ PATRICK T. DOYLE Patrick T. Doyle Senior Vice President and Chief Financial Officer
DIRECTV FINANCING CO., INC. (Registrant)
Date: November 7, 2007	By:	/s/ PATRICK T. DOYLE Patrick T. Doyle Senior Vice President and Chief Financial Officer

QuickLinks

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
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 1A. RISK FACTORS
  ITEM 6. EXHIBITS
SIGNATURE