Form 10-K
period 2007-12-31
DIRECTV FINANCING CO INC; DIRECTV HOLDINGS LLC
filed 2008-02-27
CIK 1234307, 1234308

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 333-106529

DIRECTV HOLDINGS LLC
DIRECTV FINANCING CO., INC.
(Exact Name of Registrant as Specified in Its Charter)

DIRECTV Holdings LLC—Delaware DIRECTV Financing Co., Inc.—Delaware	25-1902628 59-3772785
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
2230 East Imperial Highway, El Segundo, California	90245
(Address of Principal Executive Offices)	(zip code)

Registrant's telephone number, including area code: (310) 964-5000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

         State the aggregate market value of the voting and non-voting common equity held by non affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. None.

         The registrant has met the conditions set forth in General Instruction I (1)(a) and (b) of Form 10-K and is therefore filing this Annual Report on Form 10-K with the reduced disclosure format.

DIRECTV HOLDINGS LLC

CAUTIONARY STATEMENT FOR PURPOSE OF THE "SAFE HARBOR" PROVISIONS OF
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        This Annual Report on Form 10-K may contain certain statements that we believe are, or may be considered to be, "forward-looking statements" within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as we "believe," "expect," "estimate," "anticipate," "intend," "plan," "foresee," "project" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to certain risks and uncertainties, including, without limitation, risk factors discussed in more detail in Item 1A of this Annual Report, which could cause our actual results to differ materially from historical results or from those expressed or implied by the relevant forward-looking statement. The forward-looking statements included in this Annual Report are made only as of the date of this Annual Report and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

PART I

ITEM 1.    BUSINESS

        DIRECTV Holdings LLC is a wholly-owned subsidiary of The DIRECTV Group, Inc. and consists of DIRECTV Enterprises, LLC and its wholly-owned subsidiaries and DIRECTV Financing Co., Inc. We sometimes refer to DIRECTV Holdings LLC as DIRECTV Holdings, DIRECTV, we or us and sometimes refer to The DIRECTV Group, Inc. as The DIRECTV Group or Parent.

        On December 23, 2006, News Corporation and Liberty Media Corporation, or Liberty, entered into an agreement to exchange Liberty's 16.3% ownership interest in News Corporation for News Corporation's approximately 41% ownership in our Parent, three regional sports networks and a cash payment. The Federal Communications Commission, or FCC, approved the transaction on February 25, 2008. News Corporation and Liberty consummated the transaction on February 27, 2008.

        We are the largest provider of direct-to-home, or DTH, digital television services and the second largest provider in the multi-channel video programming distribution, or MVPD, industry in the United States. We provide over 16.8 million subscribers with access to hundreds of channels of digital-quality video pictures and CD-quality audio programming that we transmit directly to subscribers' homes or businesses via high-powered geosynchronous satellites.

        We believe we provide one of the most extensive collections of programming available in the MVPD industry. We currently distribute to our subscribers more than 1,800 digital video and audio channels, including about 190 basic entertainment channels including over 70 XM Satellite Radio music channels, 33 premium movie channels, over 36 regional and specialty sports networks, an aggregate of over 1,400 local channels, over 101 Spanish and other foreign language special interest channels, and over 31 pay-per-view movie and event choices. Although we distribute over 1,400 local channels, a subscriber generally receives only the local channels in the subscriber's home market. As of December 31, 2007, we provided local channel coverage in standard definition to approximately 143 markets, covering about 94% of U.S. television households. In addition, we provided high definition, or HD, local channels in 68 markets representing 72% of U.S. TV households, as well as over 90 national HD television channels. With the expected launch of one additional satellite, we expect to extend our advantage of having the most HD channels in the industry.

        We also provide premium professional and collegiate sports programming such as the NFL SUNDAY TICKET™ package, which allows subscribers to view the largest selection of NFL games

DIRECTV HOLDINGS LLC

available each Sunday during the regular season. Under our contract with the NFL, we have exclusive rights to provide this service through 2010, including rights to provide related HD, interactive and mobile services.

        To subscribe to the DIRECTV® service, subscribers acquire receiving equipment from either us, our national retailers, independent satellite television retailers or dealers, or regional Bell operating companies, or RBOCs. Most set-top receivers provided to new and existing subscribers are leased subsequent to the introduction of a lease program on March 1, 2006.

        The receiving equipment consists of a small receiving satellite dish antenna, a digital set-top receiver and a remote control, which we refer to as a DIRECTV® System. After acquiring and installing a DIRECTV System, subscribers activate the DIRECTV service by contacting us and subscribing to one of our programming packages.

Key Strengths

  •
  Large Subscriber Base.    We are the largest provider of DTH digital television services and the second largest MVPD provider in the United States, in each case based on the number of subscribers. We believe that our large subscriber base provides us with the opportunity to obtain programming on favorable terms and secure unique and exclusive programming. We also believe that our large subscriber base contributes to achieving other economies of scale in areas such as DIRECTV System equipment purchasing, customer service, broadcast operations and general and administrative services.

  •
  Leading Brand Name.    Results from a study we commissioned in 2007 indicated that over 93% of consumers in the United States are aware of the DIRECTV service. We believe the strength of our brand name is an important factor in our ability to attract new subscribers. In addition, we believe our recognized brand name enhances our ability to secure strategic alliances with programmers, distributors and other technology and service providers.

  •
  Substantial Channel Capacity and Programming Content.    As a result of our significant channel capacity, we believe we are able to deliver to our subscribers one of the widest selections of local and national programming available today in the United States, including exclusive programming such as the NFL SUNDAY TICKET package and international programming. In addition, we have a substantial amount of capacity in the Ka-Band spectrum that provides us with the capability to offer the most national HD programming currently available in the industry.

  •
  High-Quality Digital Picture and Sound, Including HD Programming.    Our video and audio programming is 100% digitally delivered, providing subscribers with digital-quality video and CD-quality sound. We believe this compares favorably with cable providers that frequently offer popular programming in an analog format and offer a limited selection of digital channels for an additional fee. In addition, we believe we currently offer the nation's most comprehensive selection of HD programming.

  •
  Strong Customer Service.    We have attained top rankings in customer satisfaction studies for our industry. For example, in 2007 DIRECTV was ranked "Highest in Customer Satisfaction Among Satellite/Cable TV Subscribers" in the Southern, Western and Eastern regions of the United States, according to the J.D. Power and Associates 2007 Residential Cable/Satellite TV Customer Satisfaction StudySM. The three regions where DIRECTV ranked highest encompass 43 of the 48 contiguous states. In addition, we have been rated ahead of every cable company in customer service for seven consecutive years in the University of Michigan's American

DIRECTV HOLDINGS LLC

    Consumers Satisfaction Index. We believe that providing high-quality customer service is an important element in minimizing subscriber disconnection, or churn, and attracting new subscribers.

  •
  Valuable Orbital Slots and Satellite-Based Technology.    We believe our regulatory authorization to use desirable orbital slots and broadcast spectrum helps sustain our position as one of the leading companies in the MVPD industry. The Federal Communications Commission, or FCC, has designated three direct broadcast satellite, or DBS, orbital slots in the Ku-Band spectrum that provide full coverage across the 48 contiguous states of the United States, often referred to as CONUS coverage. Within these three orbital slots, there are 96 assigned DBS frequencies. We hold licenses to broadcast our services from 46 of these 96 DBS frequencies. The FCC is currently considering licensing additional DBS slots for satellites that are sometimes referred to as "tweeners" which would provide CONUS coverage. See "Government Regulation—FCC Regulation Under the Communications Act" and "Risk Factors—The ability to maintain FCC licenses and other regulatory approvals is critical to our business" for more information related to these types of slots and satellites.

          In addition, we hold licenses in three orbital slots (99° west longitude, or WL, 101° WL, and 103° WL) in the Ka-Band spectrum. The satellites that have been and will be launched into these orbital slots will substantially increase our channel capacity, allowing us to provide the most HD programming currently available across the United States. We also have obtained approval from the FCC to transmit our signal in the Ku-Band from one of our satellites that has been stationed at a temporary orbital location at 72.5° WL and from leased capacity on a satellite at 95° WL.

          Our satellite-based service provides us with many advantages over ground-based cable television services. We have the ability to distribute hundreds of channels to millions of recipients nationwide with minimal incremental infrastructure cost per additional subscriber. In addition, we have comprehensive coverage to areas with low population density in the United States and the ability to quickly introduce new services to a large number of subscribers.

Business Strategy

        Our primary goal is to provide subscribers with the best television experience in the United States. Our strategy focuses on offering subscribers differentiated and exclusive content, attaining leadership in technology, and enhancing sales, marketing, distribution and customer service.

  •
  Offer Differentiated and Exclusive Content.    To fulfill our goal, we believe we must have the most extensive collection of valuable programming services available. We plan to further enhance our programming service by continuing to expand our HD programming, creating compelling new programming, launching new interactive services and video-on-demand, or VOD, and expanding international programming.

  •
  Expand High-Definition Programming.    We believe that having the most comprehensive offering of HD programming will provide us with a significant competitive advantage in a market segment that is expected to experience continued rapid growth. We believe we currently have the most extensive national HD programming in our industry and, with the launch of DIRECTV 11 in early 2008, we expect to extend that advantage. As a result, we will be capable of broadcasting approximately 1,500 local and 150 national HD channels to nearly all U.S. television households. Subscribers receiving local HD channels will generally only receive the channels broadcast in their home market.

DIRECTV HOLDINGS LLC

    •
    Offer Exclusive Content and Create Compelling New Programming.    We offer content which is not offered by other MVPD providers such as NFL SUNDAY TICKET, which allows subscribers to watch up to 14 games each week, most in HD. We have also signed agreements to be the exclusive MVPD provider of NCAA MEGA MARCH MADNESS®. We expect to continue to launch new programming that will differentiate us from the competition. For example, we offer The 101, a channel dedicated to the broadcast of exclusive content including series such as Passions and Project My World, and concert performances by top-rated artists. Also, along with key strategic partners, we launched the Championship Gaming Series, a new professional video gaming league that uses new technology to take viewers inside the actual game competitions. In 2008, we also plan to launch additional new shows such as Rock & a Hard Place and Supreme Court of Comedy.

    •
    Launch Enhanced and Interactive Services.    We believe that enhanced and interactive services play an important role in the subscriber experience. For example, for the NFL SUNDAY TICKET package, we introduced Mix Channels that enable subscribers to view up to eight live games all on one screen as well as interactive services. In 2007, we introduced our exclusive NASCAR HOTPASS™ service, which offers five fully-produced channels allowing fans to follow four different drivers each with multiple camera angles, real-time statistics and team audio communications during NASCAR races. Also in 2007, we introduced new features and services to the MLB Extra Innings package such as the Strike Zone channel, which moves live from game to game to allow viewers to see all the important action and key match-ups. In 2006, we teamed up with USA Network and the U.S. Tennis Association to provide the first-ever interactive TV coverage of a major U.S. tennis event.

    •
    Introduce Video-on-Demand Services.    We plan to introduce VOD services in 2008 for subscribers that have the new DIRECTV Plus® DVR or DIRECTV Plus® HD-DVR. The service, named DIRECTV On-Demand, will have thousands of hours of top programming from the major broadcast and cable networks, as well as movies that can be accessed from a subscriber's receiver, and programming that will be downloaded through a broadband connection for customers with a DIRECTV Plus HD-DVR.

    •
    Expand International Programming.    We continue to expand our international programming offerings because we believe there is an underserved market for these services in the United States. As of December 31, 2007, we offered over 65 international channels in 17 languages. We believe we have leading programming packages in the following languages: Cantonese, Filipino, Korean, Russian, Spanish, and Vietnamese.

  •
  Technology Leadership.    We believe that technological leadership will be important to our ability to introduce services that are easy to use and subscriber-friendly while also reducing costs. We believe that advancements in technology will drive subscriber demand for enhanced digital video recorders, or DVRs, and HD equipment, VOD, a whole-house entertainment solution, and portable devices.

  •
  Enhance DVR and HD Equipment.    A cornerstone of our strategy is to use set-top receivers that incorporate DVR and HD technology. We continue to introduce features and functionality to improve the customer experience. For example, in 2006 we introduced a new HD-DVR capable of receiving and recording our new MPEG-4 HD signals. This set-top receiver also incorporated interactive and, after a software download, video-on-demand functionality. Additionally in 2008, we introduced the ability to remotely schedule DVR recordings via the Internet or cell/mobile phone. Also in 2008, we expect to

DIRECTV HOLDINGS LLC

      significantly increase the recording capacity of our HD-DVR. We also plan to introduce HD versions of our interactive applications.

    •
    Introduce Whole-House and Portable Services.    We believe that it is important for our subscribers to have multiple ways to access DIRECTV programming throughout the home and on devices other than the television. For example in 2007, we introduced MediaShare, a service that allows subscribers with the DIRECTV Plus HD-DVR to access applications such as pictures, music and home video from their personal computer. Also in 2007, we introduced a portable DIRECTV service called DIRECTV® Sat-Go that enables remote viewing of DIRECTV's programming. In 2008, we plan to add the ability to watch HD television programming on personal computers by accessing content that resides on the customer's HD-DVR. We also expect to introduce a home media center that will provide HD and standard-definition DVR functionality throughout the home and allow customers to access stored content, including video, photos and music, seamlessly from any connected television set in a household.

  •
  Enhance Sales and Marketing, Customer Service, Distribution and Installation.    We intend to continue to grow our subscriber base and reduce churn by enhancing our sales and marketing, improving the credit quality of our subscriber base, and improving our customer service, distribution and installation.

  •
  Enhance Sales and Marketing.    We expect to continue growing our subscriber base through marketing programs that capitalize on the strength of our brand and extensive programming. In addition, we expect that our expanded national and local HD programming will increase sales from customers purchasing access to this service. We also intend to have a greater emphasis on local advertising and marketing to ensure that our competitive strengths are effectively targeted based on demographics and geography.

  •
  Reduce Churn and High-Risk Subscribers.    We believe that in order to achieve further reductions in churn, we must continue to improve the overall quality of our subscriber base by implementing additional credit and identification screening policies. We review these policies on an ongoing basis to determine whether changes are required to help ensure that the quality of our subscriber base continues to improve. We believe another important factor in reducing churn is to continue increasing the penetration levels of customers purchasing HD and DVR services.

  •
  Improve Customer Service, Distribution and Installation.    We expect to attain the gold standard in customer service throughout a customer's lifecycle. We expect to improve customer service, distribution and installation services while also improving operational efficiencies. For example, we are improving the quality and usage of our web based customer service capabilities, improving the tools that our customer agents have at their disposal, and simplifying our customer bills. In addition, we are implementing a new work order management system to improve the scheduling and tracking of our installation and service calls. Later in 2008, we expect to integrate wireless handheld devices into this system so that our install and service technicians can improve the efficiency of their daily work orders real-time.

Infrastructure

        Satellites.    We currently have a fleet of ten geosynchronous satellites, including nine owned satellites and one leased satellite. We have seven Ku-Band satellites at the following orbital locations: 101° WL (three), 110° WL (one), 119° WL (one), 72.5° WL (one), and 95° WL (one-leased). We also

DIRECTV HOLDINGS LLC

have three Ka-Band satellites at our 99° WL (one) and 103° WL (two) orbital locations. The 72.5° WL orbital location is used pursuant to an arrangement with Telesat Canada. As a part of the arrangement with Telesat, we have transferred three satellites, one of which is no longer used as it was de-orbited at the end of its service life and two of which are nearing the end of their useful lives, to orbital locations controlled by Telesat, for use by Telesat for its own services in Canada.

        Satellites To Be Launched.    DIRECTV 11 has finished construction and is planned for launch in early 2008. DIRECTV 11 will operate from our 99° WL orbital location after successful completion of in-orbit testing. DIRECTV 11 will provide us with increased capability for local and national HD channels, as well as capacity for new interactive and enhanced services once it becomes operational. DIRECTV 12 is under construction and will be ready for launch in the second half of 2009.

        Satellite Risk Management.    We use launch and in-orbit insurance to mitigate the potential financial impact of satellite fleet launch and in-orbit failures unless the premium costs are considered to be uneconomical relative to the risk of satellite failure. The insurance generally does not compensate for business interruption or loss of future revenues or subscribers. We rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact of a potential satellite failure on our ability to provide service. However, programming continuity cannot be assured in all instances or in the event of multiple satellite losses.

        Launch insurance typically covers the time frame from ignition of the launch vehicle through separation of the satellite from the launch vehicle. In the past, we have launched satellites without insurance. We expect to purchase launch insurance for DIRECTV 11. We do not currently expect to purchase in-orbit insurance for satellites to be launched. As of December 31, 2007, the net book value of in-orbit satellites was $1,556 million, of which $1,337 million was uninsured.

        Digital Broadcast Centers.    To gather programming content, ensure its digital quality, and transmit content to our satellites, we have built two digital broadcast centers, located in Castle Rock, Colorado and Los Angeles, California. These facilities provide the majority of our national and local standard-definition and HD programming. We have also built five uplink facilities which are used to provide HD local channels. Our broadcast centers receive programming from content providers via satellite, fiber optic cable and/or special tape. Most satellite-delivered programming is then digitized, encoded and transmitted to our satellites. We designed each broadcast center and uplink facility with redundant systems to minimize service interruptions.

        Installation Network.    DIRECTV HOME SERVICES® third party installation and service network performs installation, upgrades and other service call work for us. For the year ended December 31, 2007, these HSPs performed approximately 94% of all in-home visits with over 17,000 technicians from 13 outsourced companies around the United States. In addition, we and our retailers also utilize employer-based or contract installation providers, which perform the remainder of all new professional subscriber installations. We set the quality of installation and service standards, perform quality control, manage inventory and monitor the overall service network performance for nearly all of the third party installation network.

        Customer Service Centers.    As of December 31, 2007, we used 31 customer service centers employing over 16,000 customer service representatives. Most of these customer service centers are operated by Convergys Customer Management Group, Inc., Precision Response Corporation, Sitel Operating Corporation and N.E.W. Customer Service Companies, Inc. We currently operate five customer service centers located in: Boise, Idaho; Tulsa, Oklahoma; Huntsville, Alabama; Missoula, Montana; and Denver, Colorado that employ approximately 4,700 customer service representatives. Potential and existing subscribers can call a single telephone number 24 hours a day, seven days a

DIRECTV HOLDINGS LLC

week, to request assistance for hardware, programming, installation, technical and other support. We continue to increase the functionality of telephone-based and web-based self-care features in order to better manage customer service costs and improve service levels.

Competition

        We face substantial competition in the MVPD industry and from emerging digital media distribution providers. Our competition includes companies that offer video, audio, interactive programming, telephony, data and other entertainment services, including cable television, other DTH companies, RBOCs, wireless companies and companies that are developing new technologies. Many of our competitors have access to substantially greater financial and marketing resources. We believe our brand, the quality and variety of video, audio and interactive programming, quality of picture, access to service, availability of HD and DVR services, customer service and price are the key elements for attaining and retaining subscribers. According to the National Cable & Telecommunications Association's Mid-Year 2007 Industry Overview, 100% of the U.S. television households are passed by cable. Our 16.8 million subscribers represent approximately 17% of MVPD subscribers.

  •
  Cable Television.    We encounter substantial competition in the MVPD industry from cable television companies. Most cable television operators have a large, established customer base, and many have significant investments in companies that provide programming content. Of the 112 million U.S. television households, approximately 97 million subscribe to a MVPD service and approximately 66% of MVPD subscribers receive their programming from a cable operator. In addition, most cable providers have completed network upgrades that allow for enhanced service offerings such as digital cable, HD local channels, broadband Internet access and telephony services. Cable companies bundle these services, offering discounts and providing one bill to the consumer.

  •
  Other Direct Broadcast Satellite and Direct-To-Home Satellite System Operators.    We also compete with Dish Network Corporation, which had over 13 million subscribers at the end of 2007, representing approximately 14% of MVPD subscribers. Other domestic and foreign satellite operators also have proposed to offer DTH satellite service to U.S. customers using U.S.-licensed satellite frequencies or foreign-licensed frequencies that have the ability of covering the United States.

  •
  Regional Bell Operating Companies.    Several RBOCs have started to upgrade their infrastructure by replacing their older copper wire telephone lines with high-speed fiber optic lines. These fiber lines provide the RBOCs with significantly greater capacity enabling them to offer new and enhanced services, such as Internet access at much greater speeds and video. For example, Verizon announced that at the end of 2007, it had the capability to serve nine million homes with fiber optic lines with the goal of having the capability to serve 18 million homes by the end of 2010. In addition, AT&T Inc. has begun deploying fiber optic lines to neighborhoods and expects to have the capability to serve approximately 30 million of its customers by 2010. Similar to the cable companies, the RBOCs expect to offer their customers multiple services at a discount on one bill. In addition, AT&T recently acquired BellSouth Corporation, and announced that it would decide at the end of 2008 which DBS service it would sell along with its telephony and DSL business. See Item 1A. "Risk Factors" for more information.

  •
  Small and Rural Telephone Companies.    Other telephone companies are also finding ways to deliver video programming services over their wireline facilities. For example, the National Rural Telecommunications Cooperative ("NRTC") and the National Telecommunications Cooperative Association ("NTCA"), which represent utilities and telecommunications cooperatives generally

DIRECTV HOLDINGS LLC

    located in rural areas, have entered into an agreement under which its members would have access to the IP-Prime service offered by SES. IP-Prime is a turnkey arrangement under which SES aggregates video programming and delivers it in digital format using the Internet protocol to a RBOC's headend by satellite, for delivery over the RBOC's digital subscriber lines. SES also offers headend equipment and consumer set-top boxes. This service officially launched in September 2007. Intelsat has announced a similar IPTV product delivered via satellite.

  •
  Video via the Internet.    With the large increase in the number of consumers with broadband service, a significant amount of video content has become available on the Internet for users to download and view on their personal computers and other devices. For example, in April 2007 Vudu announced a deal with several studios to download movies directly to a TV set-top box to enable VOD for its customers. In addition, in October 2007 HULU began beta testing a service to provide movies and TV shows on demand through their partners—AOL, Comcast, MSN, MySpace and Yahoo. In addition, several companies, such as Netflix, Blockbuster and Amazon.com, have begun selling and renting movies via Internet download. Similarly, in early 2007, Apple Inc. announced a partnership to distribute Paramount films through iTunes, its online video download store and introduced Apple TV, a set-top box/router which enables consumers to stream iTunes content, including movies and music from computers to TVs. There are also several similar initiatives by companies such as Intel and Microsoft to make it easier to view Internet-based video on television and personal computer screens.

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

ACQUISITIONS, STRATEGIC ALLIANCES AND DIVESTITURES

        We review our competitive position on an ongoing basis and, from time to time, consider various acquisitions, strategic alliances and divestitures, including potential wireless broadband investments or alliances, in order to continue to compete effectively, improve our financial results, grow our business and allocate our resources efficiently. We also consider periodically making equity investments in companies with which we can jointly provide services to our subscribers.

GOVERNMENT REGULATION

        We are subject to government regulation in the United States, primarily by the FCC and, to a certain extent, by the legislative branches, other federal agencies, state and local authorities and the International Telecommunications Union, or ITU, a specialized agency of the United Nations within which governments and the private sector coordinate global telecommunications networks and services. Depending upon the circumstances, noncompliance with legislation or regulations promulgated by these entities could result in the suspension or revocation of our licenses or registrations, the termination or loss of contracts or the imposition of contractual damages, civil fines or criminal penalties.

DIRECTV HOLDINGS LLC

        This section sets forth a summary of regulatory issues pertaining to our operations and is not intended to describe all present and proposed government regulation and legislation affecting the MVPD industry or our business.

        FCC Regulation Under the Communications Act and Related Acts.    The Communications Act and other related acts give the FCC broad authority to regulate the operations of our company.

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

        All of our satellites and earth stations are or have been licensed by the FCC. Currently, three of our satellites are licensed by the government of Canada. While the FCC generally issues DTH space station licenses for a fifteen-year term, DBS space station and earth station licenses are generally issued for a ten-year term, which is less than the useful life of a healthy direct broadcast satellite. Upon expiration of the initial license term, the FCC has the option to renew a satellite operator's license or authorize an operator to operate for a period of time on special temporary authority, or decline to renew the license. If the FCC declines to renew the operator's license, the operator is required to cease operations and the frequencies it was previously authorized to use would revert to the FCC.

        Currently we have several applications pending before the FCC, including applications to launch and operate future satellites to support DIRECTV's services. In general, the FCC's approval of these applications is required for us to continue to expand our range of service offerings while increasing the robustness of our satellite fleet. We may not obtain these approvals in a timely fashion or at all.

        As a DBS/DTH licensee and operator we are subject to a variety of Communications Act requirements, FCC regulations and copyright laws that could materially affect our business. They include the following:

  •
  Local-into-Local Service and Limitation on Retransmission of Distant Broadcast Television Signals.    The Satellite Home Viewer Improvement Act, or SHVIA, allows satellite carriers to retransmit the signals of local broadcast television stations in the stations' local markets without obtaining authorization from the holders of copyrights in the individual programs carried by those stations. Another portion of SHVIA, as amended by the Satellite Home Viewer Extension and Reauthorization Act of 2004, or SHVERA, also permits satellite retransmission of distant network stations (those that originate outside of a satellite subscriber's local television market) only to "unserved households." A subscriber qualifies as an "unserved household" if he or she cannot receive, over the air, a signal of sufficient intensity from a local station affiliated with the same network, or falls into one of a few other very limited exceptions. SHVERA also prohibits

DIRECTV HOLDINGS LLC

    satellite carriers from signing up a new subscriber to distant analog or digital signals if that subscriber lives in a local market where the satellite carrier provides local analog or local digital signals, respectively. SHVERA imposes a number of notice and reporting requirements, and also permits satellite retransmission of distant stations in neighboring markets where they are determined by the FCC to be "significantly viewed." In implementing SHVIA, the FCC has required satellite carriers to delete certain programming, including sports programming, from the signals of certain distant stations. In addition, the FCC's interpretation, implementation and enforcement of other provisions of SHVIA and SHVERA, as well as judicial decisions interpreting and enforcing these laws, could hamper our ability to retransmit local and distant network and superstation signals, reduce the number of our existing or future subscribers that can qualify for receipt of these signals, impose costs on us in connection with the process of complying with the rules, or subject us to fines, monetary damages or injunctions. Also, the FCC's sports blackout requirements, which apply to all distant network signals, may require costly upgrades to our system. Further, an FCC order interpreting the requirement that satellite carriers retransmit local digital signals with "equivalent bandwidth" of significantly viewed digital signals may constrain our ability to deliver such significantly viewed digital signals. Moreover, the United States Copyright Office is considering recommendations to Congress for amendments to SHVERA, some of which could make retransmissions of broadcast signals more difficult or expensive.

  •
  Must Carry Requirement.    SHVIA also imposes a must carry obligation on satellite carriers. This must carry obligation requires satellite carriers that choose to take advantage of the statutory copyright license in a local market to carry upon request the signals of all qualifying television broadcast stations within that local market, subject to certain limited exceptions. The FCC has implemented SHVIA's must carry requirement and adopted further detailed must carry rules covering our carriage of both commercial and non-commercial broadcast television stations. These rules generally require us to carry all of the local broadcast stations requesting carriage in a timely and appropriate manner in markets in which we choose to retransmit the signals of local broadcast stations. We have limited capacity, and the projected number of markets in which we can deliver local broadcast programming will continue to be constrained because of the must carry requirement and may be reduced depending on the FCC's interpretation of its rules in pending and future rulemaking and complaint proceedings, as well as judicial decisions interpreting must carry requirements. For example, the FCC recently determined that cable operators must engage in "dual carriage" of local broadcast signals as these broadcasters upgrade their signals to digital transmission, and must make signals available to all viewers with analog televisions after the transition to digital television is complete. This requirement has not been extended to DBS systems, but could be in the future. In addition, the FCC is assessing the degree to which satellite carriers are capable of carrying HD signals, or multicast digital standard-definition channels, of local broadcasters, and the extent to which the Communications Act requires mandatory carriage of such signals. We may not be able to comply with these must carry rules, or compliance may mean that we are not able to use capacity that could otherwise be used for new or additional local or national programming services.

  •
  Public Interest Requirement.    Under a requirement of the Communications Act, the FCC has imposed certain public interest obligations on DBS operators, including a requirement that such providers set aside four percent of channel capacity exclusively for noncommercial programming of an educational or informational nature, for which we must charge programmers below-market rates and for which we may not impose additional charges on subscribers. FCC rules also require us to comply with a number of political broadcasting requirements to which broadcasters are subject under the Communications Act, as well as limits on the commercialization of

DIRECTV HOLDINGS LLC

    children's programming applicable to cable operators. We believe that we are in compliance with all of these requirements, but some of them require our interpretations, which we believe are reasonable and consistent with industry practice. However, if we are challenged, the FCC may not agree with our interpretations. In addition, the FCC could, in the future, attempt to impose additional public interest or content requirements on us, for example, by seeking to impose rules on indecent programming.

  •
  Emergency Alert System.    The Emergency Alert System, or EAS, requires participants to interrupt programming during nationally-declared emergencies and to pass through emergency-related information. The FCC has adopted rules that require satellite carriers to participate in the "national" portion of EAS. It is also considering whether to mandate that satellite carriers also interrupt programming for local emergencies and weather events. We believe that any such requirement would be very difficult to implement, would require costly changes to our DBS/DTH system, and, depending on how it is implemented, could inconvenience or confuse our viewers. The FCC is also considering whether to require that EAS alerts be provided in multiple languages or via text messages, which could also prove difficult and costly to implement depending upon the nature of any such requirement adopted.

  •
  Spectrum Allocation and License Assignment Rules.    We depend upon the FCC's allocation of sufficient DBS frequencies and assignment of DBS licenses in order to operate our business. DBS frequencies and available DBS orbital locations capable of supporting our business have become increasingly scarce. While we have obtained additional DTH service capacity and continue to explore new sources of DBS/DTH capacity, there can be no assurance that we will obtain further capacity. In addition, the FCC had adopted a system of competitive bidding to assign licenses for additional DBS frequencies. On June 21, 2005, the United States Court of Appeals for the D.C. Circuit held that such an auction process was not authorized by statute. The FCC subsequently voided the previous auction and implemented a freeze on applications for authority to provide DBS service in the United States using new frequencies or new orbital locations not assigned to the United States in the ITU Region 2 BSS Plan. On August 18, 2006, the FCC began a proceeding to identify a new system for assigning DBS authorizations. There can be no assurance that we will be able to obtain additional DBS capacity under whatever system the FCC implements in the future.

          On May 4, 2007, the FCC adopted new service and licensing rules for the Broadcasting Satellite Service, or BSS, in the 17.3-17.8 GHz and 24.75-25.25 GHz bands, or 17/24 GHz BSS. This spectrum, also known as the "reverse band" (in that transmissions from these satellites to consumers would occur in spectrum currently used for uplinking programming to traditional DBS satellites), could provide a new source of additional DTH capacity. Among other things, the FCC adopted an orbital spacing plan presumptively based on four-degree spacing between reverse band satellites, and established a licensing procedure under which the four parties with applications currently pending—including DIRECTV—would be allowed to amend their applications to conform to the new rules and would be entitled to have those applications processed on a co-equal basis with one another before any new applications would be accepted. On September 28, 2007, the FCC issued a sua sponte order on reconsideration in which it modified the rules for orbital spacing of reverse band satellites to add more flexibility to the presumptive four-degree spacing plan adopted initially. On January 14, 2008, all four parties with pending applications filed amendments to conform to the new rules. One or more other parties requested authority to operate at three of the five orbital slots requested by us. The FCC has announced that, where more than one qualified applicant in this process seeks authorization at a given slot, the spectrum will be divided equally among them. In addition, foreign operators who

DIRECTV HOLDINGS LLC

  may have international priority have indicated an interest in using slots that may conflict with the licenses sought by us. The applications remain pending.

  •
  Rules Governing Co-Existence With Other Satellite and Terrestrial Services and Service Providers in the MVPD Industry.    The FCC has adopted rules to allow non-geostationary orbit fixed satellite services to operate on a co-primary basis in the same frequency band as the one used by direct broadcast satellite and Ku-Band-based fixed satellite services. In the same proceeding, the FCC concluded that multi-channel video and data distribution services, or MVDDS, can share spectrum with DBS operators on a non-interference basis, and adopted rules and a method for assigning licenses in that service, as well. While the FCC has established service and technical rules to govern the non-geostationary orbit and MVDDS services to protect DBS operations from harmful interference, these rules may not be sufficient to prevent such interference, and the introduction of such services into spectrum used by us for DBS service may have a material adverse impact on our operations. A number of aspects of these rules remain subject to judicial review. In addition, one MVDDS operator recently requested a waiver of the applicable rules so that it could operate systems at substantially higher power levels in 80 markets where it holds MVDDS licenses. If granted, such a waiver may have a material adverse impact on our operation in the affected markets. Although DIRECTV has opposed that waiver request, there can be no assurance that the FCC will deny it.

          On August 18, 2006, the FCC released a notice of proposed rulemaking regarding the possible operation of "tweener" or "short spaced" satellites—satellites that would operate in the same DBS uplink and downlink frequency bands as us, from orbital positions located in between those now assigned to the DBS service. This rulemaking follows applications by SES and Spectrum Five LLC to operate tweener satellites. Under rules that the FCC is considering, a provider could, by complying with certain technical restrictions, operate a satellite in between two orbital locations where we have already positioned our satellites without completing coordination of its operations with us and without demonstrating that such operations would not "affect" us as that term is defined by the ITU. We have opposed this proposal, and believe that tweener satellites as proposed by applicants would cause interference to our current and planned operations and impose a significant constraint on the further growth of our DBS service. We cannot predict what if any action the FCC may take or the effect of such a proceeding on our business.

          On November 29, 2006, despite the pendency of the tweener satellite rulemaking and over DIRECTV's opposition, the FCC's International Bureau granted Spectrum Five's application to operate a tweener satellite at the 114.5° WL orbital location, only 4.5° away from DIRECTV's DBS satellites operating at the 110° WL and 119° WL orbital locations. While the Bureau limited Spectrum Five's operations to levels below those at which the ITU deems one DBS system to "affect" another in the absence of agreement from all affected DBS operators (including us), the Bureau's grant of Spectrum Five's application prior to coordination could ultimately permit Spectrum Five to operate at levels that would cause interference to our operations. We have sought review of the Bureau's order by the full FCC.

          The FCC also recently adopted rules that require satellite operators to take certain measures to mitigate the dangers of collision and orbital debris. Among other things, these rules impose certain requirements for satellite design and end-of-life disposal maneuvers for all satellites launched after March 18, 2002, which apply to seven of our in-orbit satellites. We believe that we are in compliance with all of these requirements and expect that we will continue to be able to comply with them going forward, but the requirements for end-of-life disposal could result in a slight reduction in the operational life of each new satellite.

DIRECTV HOLDINGS LLC

  •
  Geographic Service Rules.    The FCC requires DBS licensees to comply with certain geographic service obligations intended to foster the provision of DBS service to subscribers residing in the states of Alaska and Hawaii. We believe that we are in compliance with these rules, but the State of Hawaii has filed a petition for administrative sanctions against us taking a contrary view, and urging the FCC to take enforcement action against us. A satellite television dealer named MicroCom has also requested the FCC to examine our quality of service to Alaska and Hawaii. We cannot be sure that the FCC will agree with our view that we are in compliance with the agency's geographic services rules, or that the FCC will not require us to make potentially cumbersome and costly changes to our offerings.

  •
  FCC Conditions Imposed In Connection With the News Corporation and Liberty Transactions.    The FCC approved the acquisition by News Corporation of its equity investment in our Parent in December 2003. In doing so, the FCC imposed a number of regulatory conditions on us and News Corporation, some of which directly or indirectly affect our business. In particular, the FCC has imposed on us program carriage conditions, intended to prevent discrimination against all forms of unaffiliated programming; and certain program access conditions, intended to ensure non-discriminatory access to much of the programming carried on the DIRECTV service. In approving Liberty's application for authority to acquire News Corporation's interest in our Parent, the FCC required Liberty to assume regulatory conditions very similar to those formerly applicable to News Corporation. We cannot predict what effect our compliance with or the FCC's enforcement of these conditions will have on our business.

  •
  International Telecommunications Union Rules.    We are required by international rules to coordinate the use of the frequencies on our satellites with other satellite operators who may interfere with us or who may suffer interference from our operations.

  •
  Other Legal and Regulatory Requirements.    DBS/DTH providers are subject to other federal and state regulatory requirements, such as Federal Trade Commission, FCC and state telemarketing and advertising rules, and subscriber privacy rules similar to those governing other MVPDs. We have agreed with the Federal Trade Commission to (1) review and monitor compliance with telemarketing laws by any companies we authorize to do telemarketing as well as by independent retailers, (2) investigate and respond to complaints about alleged improper telemarketing and (3) terminate our relationship with marketers or retailers found in violation. Similarly, we have agreed with certain state attorneys general to comply with advertising disclosure requirements and monitor compliance by independent retailers.

          In addition, although Congress has granted the FCC exclusive jurisdiction over the provision of DTH satellite services, aspects of DBS/DTH service remain regulated at the state and local level. For example, the FCC has promulgated rules prohibiting restrictions by local government agencies, such as zoning commissions and private organizations, such as homeowners associations, on the placement of DBS receiving antennas. Local governments and homeowners associations, however, may continue to regulate the placement of such antennas if necessary to accomplish a clearly defined public safety objective or to preserve a recognized historic district, and may also apply to the FCC for a waiver of FCC rules if there are other local concerns of a special or unusual nature. In addition, a number of state and local governments have attempted to impose consumer protection, customer service and other types of regulation on DBS operators. Also, while Congress has prohibited local taxation of the provision of DBS service, taxation at the state level is permissible, and many states have imposed such taxes. Incident to conducting a consumer directed business, we occasionally receive inquiries or complaints from authorities such as state attorneys general and state consumer protection offices. These matters are generally resolved in the ordinary course of business.

DIRECTV HOLDINGS LLC

INTELLECTUAL PROPERTY

        All DIRECTV Group companies maintain active programs for identifying and protecting our important intellectual property. With the exception of certain U.S. trademark registrations held by us, all of our intellectual property is owned by The DIRECTV Group for the benefit of all of its subsidiaries.

        We believe that our growing portfolio of pending and issued patents are important assets. Our Parent presently holds over 1,650 issued patents worldwide relating to our past and present businesses, including over 250 patents developed by, or otherwise relating to, our businesses. Our Parent holds a worldwide portfolio of over 710 registered trademarks, including over 465 foreign registrations related to the DIRECTV name and the Cyclone Design. In addition, we hold over 105 U.S. trademark registrations relating to our business, including registrations of the primary "DIRECTV" and Cyclone Design trademarks. These trademarks are licensed royalty-free to third parties for use in support of our business. We actively protect our important patents and trademarks against unauthorized or improper use by third parties.

ENVIRONMENTAL REGULATION

        We are subject to the requirements of federal, state, local and foreign environmental laws and regulations. These include laws regulating air emissions, water discharge and waste management. We have an environmental management function designed to facilitate and support our compliance with these requirements and attempt to maintain compliance with all such requirements. We have made and will continue to make, as necessary, capital and other expenditures to comply with environmental requirements. We do not, however, expect capital or other expenditures for environmental compliance to be material in 2008. Environmental requirements are complex, change frequently and have become more stringent over time. Accordingly, we cannot provide assurance that these requirements will not change or become more stringent in the future in a manner that could have a material adverse effect on our business.

EMPLOYEES

        As of December 31, 2007, we had approximately 7,600 full-time and 300 part-time employees. We believe that our employee relations are good. None of our employees is represented by labor unions.

DIRECTV HOLDINGS LLC

ITEM 1A.    RISK FACTORS

        You should carefully consider the following risk factors, as well as the more detailed descriptions of our business elsewhere in this Annual Report. The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently deem immaterial may also adversely affect our business, financial condition or results of operations.

        Our business, financial condition or results of operations could be materially and adversely affected by the following:

Construction or launch delays on satellites could materially adversely affect our revenues and earnings.

        A key component of our business strategy is our ability to expand our offering of new programming and services, including increased local and HD programming. In order to accomplish this goal, we need to construct and launch new satellites. The construction and launch of satellites are often subject to delays, including satellite and launch vehicle construction delays, periodic unavailability of reliable launch opportunities due to competition for launch slots, weather and also due to general delays that result when a launch provider experiences a launch failure, and delays in obtaining regulatory approvals. A significant delay in the future delivery of any satellite would materially adversely affect the use of the satellite and thus could materially adversely affect our anticipated revenues and earnings. If satellite construction schedules are not met, there can be no assurance that a launch opportunity will be available at the time a satellite is ready to be launched. Certain delays in satellite construction could also jeopardize a satellite authorization that is conditioned on timely construction and launch of the satellite.

Our satellites are subject to significant launch and operational risks.

        Satellites are subject to significant operational risks relating to launch and while in orbit. Launch and operational risks include launch failure, incorrect orbital placement or improper commercial operation. Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take up to 36 months, and obtain other launch opportunities. We estimate the overall historical loss rate for all launches of commercial satellites in the last five years to be approximately 5% but it may be higher. Any significant delays or failures in successfully launching and deploying our satellites could materially adversely affect our ability to generate revenues. While we have traditionally purchased insurance covering the launch and, in limited cases, operation of our satellites, such policies typically cover the loss of the satellite itself or a portion thereof, and not the business interruption or other associated direct and indirect costs. For our DIRECTV 11 satellite, scheduled for launch in the first quarter of 2008, we expect to procure launch insurance covering a portion of the satellite and launch vehicle costs in the event of a total loss of the satellite prior to separation from the launch vehicle. We do not currently expect to purchase in-orbit insurance for the DIRECTV 11 satellite.

        In-orbit risks include malfunctions, commonly referred to as anomalies, and collisions with meteoroids, other spacecraft or other space debris. Anomalies occur as a result of various factors, such as satellite manufacturing errors, problems with the power systems or control systems of the satellites and general failures resulting from operating satellites in the harsh space environment. We work closely with our satellite manufacturers to determine and eliminate the potential causes of anomalies in new satellites and provide for redundancies of critical components in the satellites as well as having backup satellite capacity. However, we cannot assure you that we will not experience anomalies in the future, nor can we assure you that our backup satellite capacity will be sufficient for our business purposes. Any single anomaly or series of anomalies could materially adversely affect our operations and

DIRECTV HOLDINGS LLC

revenues and our relationships with our subscribers, as well as our ability to attract new subscribers for our services. Anomalies may also reduce the expected useful life of a satellite, thereby creating additional expenses due to the need to provide replacement or backup satellites and potentially reducing revenues if service is interrupted. Finally, the occurrence of anomalies may materially adversely affect our ability to insure our satellites at commercially reasonable premiums, if at all. While some anomalies are currently covered by existing insurance policies, others are not now covered or may not be covered in the future.

        Our ability to earn revenue also depends on the usefulness of our satellites. Each satellite has a limited useful life. A number of factors affect the useful life of a satellite, including, among other things:

  •
  the design;

  •
  the quality of its construction;

  •
  the durability of its component parts;

  •
  the launch vehicle's insertion of the satellite into orbit;

  •
  any required movement, temporary or permanent, of the satellite;

  •
  the ability to continue to maintain proper orbit and control over the satellite's functions; and

  •
  the remaining on-board fuel following orbit insertion.

        Generally, the minimum design life of the satellites in our fleet is between 12 and 16 years. The actual useful lives of the satellites may be shorter or longer, in some cases significantly. Our operating results could be adversely affected if the useful life of any of our satellites were significantly shorter than 12 years from the date of launch.

        In the event of a failure or loss of any of our satellites, we may relocate another satellite and use it as a replacement for the failed or lost satellite. In the event of a complete satellite failure, our services provided via that satellite could be unavailable for several days or longer while backup in-orbit satellites are repositioned and services are moved. We are not insured for any resultant lost revenues. The use of backup satellite capacity for our programming may require us to discontinue some programming services due to potentially reduced capacity on the backup satellite. Any relocation of our satellites would require prior FCC approval and, among other things, a demonstration to the FCC that the replacement satellite would not cause additional interference compared to the failed or lost satellite. Such FCC approval may not be obtained. We believe we have or will have in 2008, in-orbit satellite capacity to expeditiously recover transmission of most of our programming in the event one of our in-orbit satellites fails. However, programming continuity cannot be assured in the event of multiple satellite losses.

The cost of commercial insurance coverage on our satellites or the loss of a satellite that is not insured could materially adversely affect our earnings.

        We use in-orbit and launch insurance to mitigate the potential financial impact of satellite fleet in-orbit and launch failures unless the premium costs are considered uneconomic relative to the risk of satellite failure. When insurance is obtained, it generally covers all or a portion of the unamortized book value of covered satellites. Although the insurance does not compensate for business interruption or loss of future revenues or subscribers, we rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact that a satellite failure may have on our ability to provide service.

DIRECTV HOLDINGS LLC

        The price, terms and availability of insurance fluctuate significantly. Launch and in-orbit policies on satellites may not continue to be available on commercially reasonable terms or at all. In addition to higher premiums, insurance policies may provide for higher deductibles, shorter coverage periods and satellite health-related policy exclusions.

        Any launch vehicle failure, or loss or destruction of any of our satellites, even if insured, could have a material adverse effect on our financial condition and results of operations, our ability to comply with FCC regulatory obligations and our ability to fund the construction or acquisition of replacement satellites in a timely fashion, or at all.

We compete with other MVPDs, some of whom have greater resources than we do and levels of competition are increasing.

        We compete in the MVPD industry against cable television, RBOCs, wireless companies and other land-based and satellite-based system operators with service offerings including video, audio and interactive programming, data and other entertainment services and telephony service. Some of these competitors have greater financial, marketing and other resources than we do.

        Some cable television operators have large, established customer bases and many cable operators have significant investments in, and access to, programming. According to the National Cable & Telecommunications Association's 2007 Industry Overview, 100% of the 112 million U.S. television households are passed by cable. Of the 112 million U.S. television households, approximately 97 million subscribe to a MVPD service and approximately 66% of MVPD subscribers receive their programming from a cable operator. Cable television operators have advantages relative to us, including or as a result of:

  •
  being the incumbent MVPD operator with an established subscriber base in the territories in which we compete;

  •
  bundling their analog video service with expanded digital video services delivered terrestrially or via satellite, or with efficient two-way high-speed Internet access or telephone service on upgraded cable systems; and

  •
  having the ability to provide certain local and other programming, including HD programming, in a larger number of geographic areas.

        In addition, cable television operators have grown their subscriber bases through mergers and acquisitions. Moreover, mergers, joint ventures and alliances among franchise, wireless or private cable television operators, RBOCs, and others may result in providers capable of offering bundled television, data and telecommunications services in competition with our services.

        We do not currently offer local channel coverage to markets covering approximately six percent of U.S. television households, which places us at a competitive disadvantage in those markets. We also have been unable to secure certain international programming, due to exclusive arrangements of programming providers with certain competitors, which has constrained our ability to compete for subscribers who wish to obtain such programming.

        In the United States various RBOCs have deployed fiber optic lines directly to customers' homes or neighborhoods to deliver video services, which compete with the DIRECTV service. It is uncertain whether we will be able to increase our satellite capacity, offer a significant level of new services in existing markets in which we compete or expand to additional markets as may be necessary to compete effectively. Some of these RBOCs also sell the DIRECTV service as a bundle with their voice and data services. The existence of a new broadly-deployed network with the capability of providing video, voice and data services could present a significant competitive challenge. Should their deployment of fiber

DIRECTV HOLDINGS LLC

optic lines for video grow substantially, we may be unable to develop other distribution methods to make up for lost sales through the RBOCs.

        In 2006, AT&T acquired BellSouth, one of the RBOCs that sells the DIRECTV service. AT&T has a similar arrangement with EchoStar. In December 2007, AT&T advised DIRECTV that AT&T was terminating the exclusivity arrangement with DIRECTV which had been part of the distribution agreement with BellSouth. AT&T is therefore free to sell and promote the services of any other non-affiliated DBS provider in those territories covered by the agreement with BellSouth. Although the underlying distribution agreement continues in effect, the action of AT&T could result in a reduction in the acquisition of subscribers through this distribution outlet.

        As a result of these and other factors, we may not be able to continue to expand our subscriber base or compete effectively against cable television or other MVPD operators in the future.

Emerging digital media competition could materially adversely affect us.

        Our business is focused on television, and we face emerging competition from other providers of digital media, some of which have greater financial, marketing and other resources than we do. Significant changes in consumer behavior with regard to the means by which they obtain video entertainment and information in response to this emerging digital media competition, could materially adversely affect our revenues and earnings or otherwise disrupt our business.

We depend on the Communications Act for access to cable-affiliated programming and changes impacting that access could materially adversely affect us.

        We purchase a substantial percentage of our programming from programmers that are affiliated with cable system operators. Currently, under certain provisions of the Communications Act governing access to programming, cable-affiliated programmers generally must sell and deliver their programming services to all MVPDs on non-discriminatory terms and conditions. The Communications Act and the FCC rules also prohibit certain types of exclusive programming contracts involving programming from cable-affiliated programmers.

        Any change in the Communications Act or the FCC's rules that would permit programmers that are affiliated with cable system operators to refuse to provide such programming or to impose discriminatory terms or conditions could materially adversely affect our ability to acquire programming on a cost-effective basis, or at all. The Communications Act prohibitions on certain cable industry exclusive contracting practices with cable-affiliated programmers were recently extended for another five years, through October 2012, though it is currently considering proposals that could shorten the term of this extension to two years if a cable operator could show that competition from new entrant MVPDs at that time had reached a sufficient penetration level in the relevant marketing area.

        In addition, certain cable providers have denied us and other MVPDs access to a limited number of channels created by programmers with which the cable providers are affiliated. The cable providers have asserted that they are not required to provide such programming due to the manner in which that programming is distributed, which they argue is not covered by the program access provisions of the Communications Act. Challenges to this interpretation of the Communications Act have not been successful, and we may continue to be precluded from obtaining such programming, which in turn could materially adversely affect our ability to compete in regions serviced by those cable providers. Although the FCC recently addressed some of these issues in a limited fashion by placing access conditions on certain regional sports networks affiliated with Time Warner Cable, Inc. and Comcast Corporation, it is not clear that such provisions will be sufficient to assure our continued access to this programming on fair and nondiscriminatory terms.

DIRECTV HOLDINGS LLC

Carriage requirements may negatively affect our ability to deliver local broadcast stations, as well as other aspects of our business.

        The FCC's interpretation, implementation and enforcement of provisions of SHVIA and SHVERA, as well as judicial decisions interpreting and enforcing these laws, could hamper our ability to retransmit distant network and superstation signals, reduce the number of our existing or future subscribers that can qualify for receipt of these signals, impose costs on us in connection with the process of complying with the rules, or subject us to fines, monetary damages or injunctions. In implementing SHVIA, the FCC has required satellite carriers to delete certain programming, including sports programming, from the signals of certain distant stations. Compliance with those FCC requirements may require costly upgrades to our broadcast system. Further, a recent FCC order interpreting the requirement that satellite carriers retransmit local digital signals with "equivalent bandwidth" of significantly viewed digital signals may constrain our ability to deliver such significantly viewed digital signals.

        We have limited capacity, and the projected number of markets in which we can deliver local broadcast programming will continue to be constrained because of the must carry requirement and may be reduced depending on the FCC's interpretation of its rules in pending and future rulemaking and complaint proceedings, as well as judicial decisions interpreting must carry requirements. We may not be able to comply with these must carry rules, or compliance may mean that we are not able to use capacity that could otherwise be used for new or additional local or national programming services. In addition, the FCC has begun to consider an obligation for carriage of local digital broadcast transmissions after the digital television transition currently scheduled for February 17, 2009. If the FCC were to require us to carry all local signals in HD format wherever we carry any local signals in HD format as of that date, we would be unable to comply in many markets where we currently carry such signals without ceasing HD local service entirely in such markets, and would be precluded from launching additional markets currently planned for later this year.

We depend on others to produce programming and programming costs are increasing.

        We depend on third parties to provide us with programming services, including third parties who are our affiliates and third parties controlled by competitors. Our ability to compete successfully will depend on our ability to continue to obtain desirable programming and deliver it to our subscribers at competitive prices. Our programming agreements generally have remaining terms ranging from less than one to up to ten years and contain various renewal and cancellation provisions. We may not be able to renew these agreements on favorable terms, or at all, or these agreements may be cancelled prior to expiration of their original terms. If we are unable to renew any of these agreements or the other parties cancel the agreements, we may not be able to obtain substitute programming, or if we are able to obtain such substitute programming, it may not be comparable in quality or cost to our existing programming.

        In addition, many of our programming agreements contain annual price increases. When offering new programming, or upon expiration of existing contracts, programming suppliers have historically increased the rates they charge us for programming, increasing our costs. We expect this practice to continue. Increases in programming costs could cause us to increase the rates that we charge our subscribers, which could in turn cause subscribers to terminate their subscriptions or potential new subscribers to refrain from subscribing to our service. Furthermore, we may be unable to pass programming cost increases on to our subscribers, which could have a material adverse effect on our earnings or cash flow.

        The FCC has adopted rules requiring us to negotiate in good faith with broadcast stations seeking carriage outside of the mandatory carriage regime described elsewhere. The rules for "retransmission

DIRECTV HOLDINGS LLC

consent" negotiations, which are similar to those that have applied to broadcast stations for years, require us to comply with certain indicia of good faith negotiation, as well as to demonstrate good faith under a "totality of the circumstances" test. Failure to comply with these rules could subject us to administrative sanctions and other penalties.

Our subscriber acquisition costs could materially increase.

        We incur costs relating to subscribers acquired by us and subscribers acquired through third parties. These costs are known as subscriber acquisition costs. For instance, we provide installation incentives to our retailers to enable them to offer standard professional installation as part of the subscriber's purchase or lease of a DIRECTV System. In addition, we pay commissions to retailers for their efforts in offering a DIRECTV System at a lower cost to consumers. Our subscriber acquisition costs may materially increase to the extent we continue or expand current sales promotion activities or introduce other more aggressive promotions, or due to increased competition. Any material increase in subscriber acquisition costs from current levels would negatively impact our earnings and could materially adversely affect our financial performance.

Increased subscriber churn or subscriber upgrade and retention costs could materially adversely affect our financial performance.

        Turnover of subscribers in the form of subscriber service cancellations, or churn, has a significant financial impact on the results of operations of any subscription television provider, including us, as does the cost of upgrading and retaining subscribers. Any increase in our upgrade and retention costs for our existing subscribers may adversely affect our financial performance or cause us to increase our subscription rates, which could increase churn. Churn may also increase due to factors beyond our control, including churn by subscribers who are unable to pay their monthly subscription fees, a slowing economy, significant signal theft, consumer fraud, a maturing subscriber base and competitive offers. Any of the risks described in this Annual Report that could potentially have a material adverse impact on our cost or service quality or that could result in higher prices for our subscribers could also, in turn, cause an increase in churn and consequently have a material adverse effect on our earnings and financial performance.

Our ability to keep pace with technological developments is uncertain.

        In the MVPD industry, changes occur rapidly as new technologies are developed, which could cause our services and products that deliver our services to become obsolete. We may not be able to keep pace with technological developments. If the new technologies on which we intend to focus our investments fail to achieve acceptance in the marketplace or our technology does not work and requires significant cost to replace or fix, we could suffer a material adverse effect on our future competitive position, which could cause a reduction in our revenues and earnings. For example, our competitors could be the first to obtain proprietary technologies that are perceived by the market as being superior. Further, after incurring substantial costs, one or more of the technologies under development by us or any of our strategic partners could become obsolete prior to its introduction.

        In addition, technological innovation depends, to a significant extent, on the work of technically skilled employees. Competition for the services of these employees is vigorous. We cannot assure you that we will be able to continue to attract and retain these employees.

        To access technologies and provide products that are necessary for us to remain competitive, particularly in the area of broadband services, we may make future acquisitions and investments and may enter into strategic partnerships with other companies. Such investments may require a commitment of significant capital and human and other resources. The value of such acquisitions,

DIRECTV HOLDINGS LLC

investments and partnerships and the technology accessed may be highly speculative. Arrangements with third parties can lead to contractual and other disputes and dependence on the development and delivery of necessary technology on third parties that we may not be able to control or influence. These relationships may commit us to technologies that are rendered obsolete by other developments or preclude the pursuit of other technologies which may prove to be superior.

        New technologies could also create new competitors for us. Entities such as RBOCs are implementing and supporting digital video compression over existing telephone lines and building out fiber optic lines to enhance their capabilities to deliver programming services. Satellite operators such as SES have begun offering turn-key packages of digital programming on a wholesale basis for distribution by rural telephone companies. While these entities are not currently providing MVPD services on a significant basis, many have the capabilities for such services and some have begun rolling out video services. We may not be able to compete successfully with new entrants in the market for video services.

Satellite programming signals have been stolen and may be stolen in the future, which could result in lost revenues and would cause us to incur incremental operating costs that do not result in subscriber acquisition.

        The delivery of subscription programming requires the use of conditional access technology to limit access to programming to only those who subscribe and are authorized to view it. The conditional access system uses, among other things, encryption technology to protect the transmitted signal from unauthorized access. It is illegal to create, sell or otherwise distribute software or devices to circumvent that conditional access technology. However, theft of cable and satellite programming has been widely reported, and the access or "smart" cards used in our conditional access system have been compromised in the past and could be compromised in the future.

        We have undertaken various initiatives with respect to our conditional access system to further enhance the security of the DIRECTV signal. To help combat signal theft, we provide our subscribers with more advanced access cards that we believe significantly enhance the security of our signal. Currently, we believe these access cards have not been compromised. However, we cannot guarantee that the new cards will prevent the theft of our satellite programming signals in the future. Furthermore, there can be no assurance that we will succeed in developing the technology we need to effectively restrict or eliminate signal theft. If our current access cards are compromised, our revenue and our ability to contract for video and audio services provided by programmers could be materially adversely affected. In addition, our operating costs could increase if we attempt to implement additional measures to combat signal theft.

Our business relies on intellectual property, some of which is owned by third parties, and we may inadvertently infringe patents and proprietary rights of others.

        Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that cover or affect products or services related to those that we currently offer or may offer in the future. In general, if a court determines that one or more of our services or the products used to transmit or receive our services infringes on intellectual property owned by others, we and the applicable manufacturers or vendors may be required to cease developing or marketing those services and products, to obtain licenses from the owners of the intellectual property or to redesign those services and products in such a way as to avoid infringing the intellectual property rights. If a third party holds intellectual property rights, it may not allow us or the applicable manufacturers to use its intellectual property at any price, which could materially adversely affect our competitive position.

DIRECTV HOLDINGS LLC

        We may not be aware of all intellectual property rights that our services or the products used to transmit or receive our services may potentially infringe. In addition, patent applications in the United States are confidential until the Patent and Trademark Office issues a patent. Therefore, we cannot evaluate the extent to which our services or the products used to transmit or receive our services may infringe claims contained in pending patent applications. Further, without lengthy litigation, it is often not possible to determine definitively whether a claim of infringement is valid.

        We cannot estimate the extent to which we may be required in the future to obtain intellectual property licenses or the availability and cost of any such licenses. Those costs, and their impact on our earnings, could be material. Damages in patent infringement cases may also include treble damages in certain circumstances. To the extent that we are required to pay royalties to third parties to whom we are not currently making payments, these increased costs of doing business could materially adversely affect our operating results. We are currently being sued in patent infringement actions related to use of technologies in our DTH business. There can be no assurance that the courts will conclude that our services or the products used to transmit or receive our services do not infringe on the rights of third parties, that we or the manufacturers would be able to obtain licenses from these persons on commercially reasonable terms or, if we were unable to obtain such licenses, that we or the manufacturers would be able to redesign our services or the products used to transmit or receive our services to avoid infringement. The final disposition of these claims is not expected to have a material adverse effect on our consolidated financial position, but could possibly be material to our consolidated results of operations for any one period. Further, no assurance can be given that any adverse outcome would not be material to our consolidated financial position.

        See "Legal Proceedings-Intellectual Property Litigation" in Part I, Item 3 of this Annual Report.

The ability to maintain FCC licenses and other regulatory approvals is critical to our business.

        If we do not obtain all requisite U.S. regulatory approvals for the construction, launch and operation of any of our existing or future satellites for the use of frequencies at the orbital locations planned for these satellites or for the provision of service, or the licenses obtained impose operational restrictions on us, our ability to generate revenue and profits could be materially adversely affected. In addition, under certain circumstances, existing licenses are subject to revocation or modification and upon expiration, renewal may not be granted. If existing licenses are not renewed, or are revoked or materially modified, our ability to generate revenue could be materially adversely affected.

        In certain cases, satellite system operators are obligated by governmental regulation and procedures of the ITU to coordinate the operation of their systems with other users of the radio spectrum in order to avoid causing interference to those other users. Coordination may require a satellite system operator to reduce power, avoid operating on certain frequencies, relocate its satellite to another orbital location and/or otherwise modify planned or existing operations. For example, the FCC has conditionally granted Spectrum Five authority to provide DBS service using frequencies assigned to it by the Government of the Netherlands from an orbital slot located halfway between slots at which we currently operate. Other operators have filed similar requests. We believe this closer proximity, if permitted, significantly increases the risk of interference which could adversely affect the quality of service provided to our subscribers. We may not be able to successfully coordinate our satellites to the extent we are required to do so, and any modifications we make in the course of coordination, or any inability to successfully coordinate, may materially adversely affect our ability to generate revenue. In addition, the FCC is currently conducting a rulemaking proceeding to consider, among other things, the adoption of operating parameters under which such "tweener" systems would be automatically deemed coordinated.

DIRECTV HOLDINGS LLC

        Other regulatory risks include, among others:

  •
  the relocation of satellites to different orbital locations if the FCC determines that relocation is in the public interest;

  •
  the denial by the FCC of an application to replace an existing satellite with a new satellite or to operate a satellite beyond the term of its current authorization;

  •
  the loss of authorizations to operate satellites on certain frequencies at certain locations if we do not construct, launch and operate satellites into those locations by certain dates; and

  •
  the authorization by the United States or foreign governments of the use of frequencies by third party satellite or terrestrial facilities that have the potential to interfere with communication to or from our satellites, which could interfere with our contractual obligations or services to subscribers or other business operations.

        All of our FCC satellite authorizations are subject to conditions imposed by the FCC in addition to the FCC's general authority to modify, cancel or revoke those authorizations. Use of FCC licenses and conditional authorizations are often subject to conditions, including technical requirements and implementation deadlines. Failure to comply with such requirements, or comply in a timely manner, could lead to the loss of authorizations and could have a material adverse effect on our ability to generate revenue. For example, loss of an authorization could potentially reduce the amount of programming and other services available to our subscribers. The materiality of such a loss of authorization would vary based upon, among other things, the orbital location at which the frequencies may be used.

        In addition, many of our authorizations and pending applications will be subject to petitions and oppositions filed by several companies, and there can be no assurance that our authorizations will not be cancelled, revoked or modified or that our applications will not be denied. Moreover, the FCC recently adopted new rules for licensing satellites that may limit our ability to file applications and secure licenses in the future.

        Congress has continued to shape the scope of the FCC's regulatory authority and enact legislation that affects our business. In addition, FCC proceedings to implement legislation and enact additional regulations are ongoing. The outcomes of these legislative or regulatory proceedings or their effect on our business cannot be predicted.

Our principal stockholder has significant influence over our management and over actions requiring stockholder approval and its interests may differ from ours.

        As of the closing of the transaction in which Liberty acquired News Corporation's interest in our Parent on February 27, 2008, Liberty acquired approximately 41% of the issued and outstanding shares of our Parent's common stock. Dr. John C. Malone, Chairman of the Board of Liberty, has been elected the Chairman of our Parent's Board of Directors. Additionally, one other current Liberty executive is a member of our Parent's Board of Directors. Liberty has advised our Parent that it intends to recommend a nominee to fill the remaining vacancy on our Parent's Board, but such recommendation has not been made to the Board at the date of this report. As a result, Liberty has significant influence relating to our management and actions that require stockholder approval. The interests of Liberty may differ from the interests of other holders of our Parent's common stock. The extent of Liberty's stock ownership in our Parent also may have the effect of discouraging offers to acquire control of us and may preclude holders of our Parent's common stock from receiving any premium above market price for their shares that may be offered in connection with any attempt to acquire control of our Parent.

DIRECTV HOLDINGS LLC

We have significant debt.

        We have sustained significant losses in the past and have significant amounts of debt. If we do not have sufficient income or other sources of cash, it could affect our ability to service debt and pay other obligations.

Results are impacted by the effect of, and changes, in United States economic conditions.

        Our business may be affected by factors in the United States that are beyond our control, such as downturns in economic activity in a region, or in the MVPD industry. Factors such as material adverse effect on our earnings and financial performance.

We may face other risks described from time to time in periodic reports filed by us with the SEC.

        We urge you to consider the above risk factors carefully in evaluating forward-looking statements contained in this Annual Report. The forward-looking statements included in this Annual Report are made only as of the date of this Annual Report and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        As of December 31, 2007, we had 29 locations operating in 15 states and 24 cities in the United States. At such date, we owned approximately two million square feet of space and leased approximately one million square feet of space. The major locations include eight administrative offices, two broadcast centers and five call centers. We consider our properties adequate for our present needs.

ITEM 3.    LEGAL PROCEEDINGS

        (a)   Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we became or were a party during the year ended December 31, 2007 or subsequent thereto, but before the filing of this report, are summarized below:

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

        In this connection, on June 27, 2000, SuperGuide Corporation filed suit in the U.S. District Court for the Western District of North Carolina against DIRECTV Enterprises, LLC, DIRECTV, Inc. DIRECTV Operations, LLC, and The DIRECTV Group, Inc.; Thomson Inc.; and EchoStar Communications Corporation, EchoStar Satellite Corporation and EchoStar Technologies Corporation. The action alleges infringement of three U.S. patents and seeks unspecified damages and injunctive

DIRECTV HOLDINGS LLC

relief. Gemstar Development Corp. was added as a third party defendant because it asserted to have exclusive control of the patents by reason of a license agreement with SuperGuide Corporation. On July 3, 2002, the court granted summary judgment of non-infringement to the DIRECTV defendants and DIRECTV system manufacturers under all asserted claims of the patents in the case, and judgment for all defendants dismissing the claims of infringement was entered on July 25, 2002. On February 12, 2004, the Court of Appeals for the Federal Circuit affirmed the decision in part and reversed in part, and remanded the action for further proceedings. In August, 2005 the court again granted summary judgment on two of the patents, dismissing the claims of infringement relating to them with prejudice, leaving only one patent at issue which expired in 2005. The court then stayed activity relating to the remaining patent, pending determination of the issue of Gemstar's license rights. After a bench trial, on July 19, 2007 the court entered judgment denying Gemstar's assertion and holding that SuperGuide has the relevant rights relating to the remaining patent. Proceedings regarding the remaining patent are now underway, and trial on the issues of infringement, enforceability and validity is expected in the second half of 2008.

        Finisar Corporation.    On April 4, 2005, Finisar Corporation filed a patent infringement action in the United States District Court for the Eastern District of Texas (Beaumont) alleging that The DIRECTV Group, DIRECTV Holdings LLC, DIRECTV Enterprises, LLC, DIRECTV Operations, LLC, DIRECTV, Inc., and DTV Network Systems, Inc. infringed U.S. Patent No. 5,404,505. On June 23, 2006, the jury determined that we willfully infringed this patent and awarded approximately $79 million in damages. On July 7, 2006, the Court entered its final written judgment which denied Finisar's request for an injunction and instead granted DIRECTV an ongoing royalty. Under this grant, we would be obligated to pay Finisar $1.60 per new set-top box manufactured for use with the DIRECTV system beginning June 17, 2006 and continuing until the patent expires in 2012 or is otherwise found to be invalid. The Court also increased the damages award by $25 million because of the jury finding of willful infringement and awarded pre-judgment interest of $13 million to Finisar. Post-judgment interest accrues on the total judgment.

        We filed a notice of appeal to the Court of Appeals for the Federal Circuit on October 5, 2006, and Finisar also filed a notice of appeal on October 18, 2006. A bond was submitted to the District Court in the amount of $127 million as required security for the damages awarded but not yet paid pending appeal plus interest for the anticipated duration of the appeal. We were successful in obtaining an order that post-judgment ongoing royalties shall be held in escrow pending outcome of the appeal. Through December 31, 2007, the ongoing royalties amounted to $33 million, which has been paid into escrow. Oral arguments on the appeal and cross-appeal were heard by the Court on January 7, 2008.

        Based on our review of the record in this case, including discussion with and analysis by counsel of the bases for our appeal, we have determined that we have a number of strong arguments available on appeal and, although there can be no assurance as to the ultimate outcome, we are confident that the judgment against us will ultimately be reversed, or remanded for a new trial in which we believe we would prevail. As a result, we have concluded that it is not probable that Finisar will ultimately prevail in this matter; therefore, we have not recorded any liability for this judgment nor are we recording any expense for the ongoing royalty.

***

        Other.    We are subject to other legal proceedings and claims that arise in the ordinary course of our business. The amount of ultimate liability with respect to such actions is not expected to materially affect our financial position, results of operations or liquidity.

DIRECTV HOLDINGS LLC

        (b)   No previous reported legal proceedings were terminated during the fourth quarter ended December 31, 2007.

***

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        All of DIRECTV Holdings LLC's equity is owned by The DIRECTV Group. All of DIRECTV Financing Co., Inc.'s common equity is owned by DIRECTV Holdings LLC. There is no established public trading market for our equity. Dividends on equity will be paid when and if declared by our Boards of Directors. None of our equity is subject to outstanding options or warrants.

ITEM 6.    SELECTED FINANCIAL DATA

        Omitted.

DIRECTV HOLDINGS LLC

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following is a discussion of our results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report. Information in this section is organized as follows:

  •
  Summary Results of Operations and Financial Condition
  •
  Significant Events Affecting the Comparability of the Results of Operations
  •
  Key Terminology Used in Management's Discussion and Analysis of Financial Condition and Results of Operations
  •
  Executive Overview and Outlook
  •
  Results of Operations
  •
  Liquidity and Capital Resources
  •
  Contractual Obligations, Off-Balance Sheet Arrangements and Contingencies
  •
  Certain Relationships and Related Party Transactions
  •
  Critical Accounting Estimates
  •
  Accounting Changes and New Accounting Pronouncements
  •
  Security Ratings

DIRECTV HOLDINGS LLC

SUMMARY RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Consolidated Statements of Operations

	Years Ended December 31,
	2007	2006	2005
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$15,527	$13,744	$12,216
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	6,681	5,830	5,050
Subscriber service expenses	1,137	1,057	935
Broadcast operations expenses	216	179	146
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	1,901	1,844	2,676
Upgrade and retention costs	958	852	1,106
General and administrative expenses	784	761	803
Depreciation and amortization expense	1,448	873	698

Total operating costs and expenses	13,125	11,396	11,414

Operating profit	2,402	2,348	802
Interest income	69	69	26
Interest expense	(216)	(218)	(227)
Other, net	(5)	(4)	(68)

Income before income taxes	2,250	2,195	533
Income tax expense	(891)	(839)	(208)

Net income	$1,359	$1,356	$325

Other Data:
Operating profit	$2,402	$2,348	$802
Add: Depreciation and amortization expense	1,448	873	698

Operating profit before depreciation and amortization(1)	$3,850	$3,221	$1,500

Operating profit before depreciation and amortization—margin(1)	24.8%	23.4%	12.3%
Capital expenditures(2)	$2,330	$1,809	$782
Net cash provided by operating activities	$2,909	$2,342	$1,283
Net cash used in investing activities	(2,335)	(1,779)	(750)
Net cash (used in) provided by financing activities	(1,128)	(372)	597
Net cash provided by operating activities	$2,909	$2,342	$1,283
Less: Cash paid for property and equipment	(621)	(504)	(381)
Less: Cash paid for subscriber leased equipment—subscriber acquisitions	(762)	(599)	—
Less: Cash paid for subscriber leased equipment—upgrade and retention	(774)	(473)	—
Less: Cash paid for satellites	(169)	(222)	(367)

Free cash flow(3)	$583	$544	$535

(1)
Operating profit before depreciation and amortization, which is a financial measure that is not determined in accordance with accounting principles generally accepted in the United States of America, or GAAP, can be calculated by adding amounts under the caption "Depreciation and amortization expense" to "Operating

DIRECTV HOLDINGS LLC

  profit." This measure should be used in conjunction with GAAP financial measures and is not presented as an alternative measure of operating results, as determined in accordance with GAAP. Our management and The DIRECTV Group use operating profit before depreciation and amortization to evaluate the operating performance of our company and our business segments and to allocate resources and capital to business segments. This metric is also used as a measure of performance for incentive compensation purposes and to measure income generated from operations that could be used to fund capital expenditures, service debt or pay taxes. Depreciation and amortization expense primarily represents an allocation to current expense of the cost of historical capital expenditures and for acquired intangible assets resulting from prior business acquisitions. To compensate for the exclusion of depreciation and amortization expense from operating profit, our management and The DIRECTV Group separately measure and budget for capital expenditures and business acquisitions.

  We believe this measure is useful to investors, along with GAAP measures (such as revenues, operating profit and net income), to compare our operating performance to other communications, entertainment and media service providers. We believe that investors use current and projected operating profit before depreciation and amortization and similar measures to estimate our current or prospective enterprise value and make investment decisions. This metric provides investors with a means to compare operating results exclusive of depreciation and amortization expense. Our management believes this is useful given the significant variation in depreciation and amortization expense that can result from the timing of capital expenditures, the capitalization of intangible assets, potential variations in expected useful lives when compared to other companies and periodic changes to estimated useful lives.

  Operating profit before depreciation and amortization margin is calculated by dividing operating profit before depreciation and amortization by Revenues.

(2)
Capital expenditures include cash paid and amounts accrued during the period for property, equipment and satellites. Beginning March 1, 2006, capital expenditures include the cost of set-top boxes receivers capitalized under our lease program.

(3)
Free cash flow, which is a financial measure that is not determined in accordance with GAAP, can be calculated by deducting amounts under the captions "Cash paid for property and equipment," "Cash paid for subscriber leased equipment—subscriber acquisitions," "Cash paid for subscriber leased equipment—upgrade and retention" and "Cash paid for satellites" from "Net cash provided by operating activities" from the Consolidated Statements of Cash Flows. This financial measure should be used in conjunction with other GAAP financial measures and is not presented as an alternative measure of cash flows from operating activities, as determined in accordance with GAAP. Our management and The DIRECTV Group use free cash flow to evaluate the cash generated by our current subscriber base, net of capital expenditures, for the purpose of allocating resources to activities such as adding new subscribers, retaining and upgrading existing subscribers, for additional capital expenditures and other capital investments or transactions and as a measure of performance for incentive compensation purposes. We believe this measure is useful to investors, along with other GAAP measures (such as cash flows from operating and investing activities), to compare our operating performance to other communications, entertainment and media companies. We believe that investors also use current and projected free cash flow to determine the ability of revenues from our current and projected subscriber base to fund required and discretionary spending and to help determine our financial value.

DIRECTV HOLDINGS LLC

SIGNIFICANT EVENTS AFFECTING THE COMPARABILITY OF THE RESULTS OF OPERATIONS

        Lease Program.    On March 1, 2006, we introduced a new set-top receiver lease program. Prior to March 1, 2006, we expensed most set-top receivers provided to new and existing subscribers upon activation as a subscriber acquisition or upgrade and retention cost in the Consolidated Statements of Operations. Subsequent to the introduction of our lease program, we lease most set-top receivers provided to new and existing subscribers, and therefore capitalize the set-top receivers in "Property and equipment, net" in the Consolidated Balance Sheets.

        The following table sets forth the amount of set-top receivers we capitalized, and depreciation expense we recorded under the lease program for each of the years presented:

	Years Ended December 31,
	2007	2006
	(Dollars in Millions)
Capitalized subscriber leased equipment:
Cash paid for subscriber leased equipment—subscriber acquisitions	$762	$599
Cash paid for subscriber leased equipment—upgrade and retention	774	473

Total subscriber leased equipment capitalized	$1,536	$1,072

Depreciation expense—subscriber leased equipment	$645	$147

KEY TERMINOLOGY USED IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Revenues.    We earn revenues mostly from monthly fees we charge subscribers for subscriptions to basic and premium channel programming, HD programming and access fees, pay-per-view programming, and seasonal and live sporting events. We also earn revenues from monthly fees that we charge subscribers with multiple non-leased set-top receivers (which we refer to as mirroring fees), monthly fees we charge subscribers for leased set-top receivers, monthly fees we charge subscribers for DVR service, hardware revenues from subscribers who lease or purchase set-top receivers from us, our published programming guide, warranty service fees and advertising services.

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

        Subscriber Acquisition Costs.    These costs include the cost of set-top receivers and other equipment, commissions we pay to national retailers, independent satellite television retailers, dealers, regional Bell operating companies, and the cost of installation, advertising, marketing and customer call center expenses associated with the acquisition of new subscribers. Set-top receivers leased to new

DIRECTV HOLDINGS LLC

subscribers are capitalized in "Property and equipment, net" in the Consolidated Balance Sheets and depreciated over their useful lives. The amount of set-top receivers capitalized each period for subscriber acquisitions is included in "Cash paid for subscriber leased equipment-subscriber acquisitions" in the Consolidated Statements of Cash Flows.

        Upgrade and Retention Costs.    The majority of upgrade and retention costs are associated with upgrade efforts for existing subscribers that we believe will result in higher average monthly revenue per subscriber, or ARPU, and lower churn. Our upgrade efforts include subscriber equipment upgrade programs for DVR, HD and HD DVR receivers and local channels, our multiple set-top receiver offer and similar initiatives. Retention costs also include the costs of installing and providing hardware under our movers program for subscribers relocating to a new residence. Set-top receivers leased to existing subscribers under upgrade and retention programs are capitalized in "Property and equipment, net" in the Consolidated Balance Sheets and depreciated over their useful lives. The amount of set-top receivers capitalized each period for upgrade and retention programs is included in "Cash paid for subscriber leased equipment-upgrade and retention" in the Consolidated Statements of Cash Flows.

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

        SAC.    We calculate SAC, which represents total subscriber acquisition costs stated on a per subscriber basis, by dividing total subscriber acquisition costs for the period by the number of gross new subscribers acquired during the period. We calculate total subscriber acquisition costs for the period by adding together "Subscriber acquisition costs" expensed during the period and the amount of cash paid for equipment leased to new subscribers during the period.

EXECUTIVE OVERVIEW AND OUTLOOK

        Revenues.    In 2007, our revenues increased by 13.0% due to a larger subscriber base and a 7.2% increase in ARPU. In 2008, we anticipate revenues will increase by over 10.0% due to an increase in total subscribers and ARPU growth of 5.0% or more. ARPU increases are primarily expected to be driven by price increases and higher penetration of advanced products. After accounting for churn, our net new subscriber additions in 2007 were 878,000 which increased our total subscriber base by 5.5% to 16.8 million customers. In 2008, we expect net new subscriber additions to decrease due to the

DIRECTV HOLDINGS LLC

anticipated reduction in the number of subscribers added through our RBOC distributors as well as churn on the larger cumulative subscriber base.

        Operating Results.    In 2007, our operating profit before depreciation and amortization increased 19.5% to $3,850 million and operating profit before depreciation and amortization margin improved from 23.4% in 2006 to 24.8% in 2007, primarily due to the gross profit generated from the higher revenues and an increase in the amount of set-top receivers capitalized in 2007 under the lease program introduced on March 1, 2006, partially offset by higher subscriber acquisition, upgrade and retention costs due to the increased number of new and existing subscribers adding HD and DVR services.

        In 2008, we expect both operating profit before depreciation and amortization and operating profit before depreciation and amortization margin to increase. These improvements are anticipated to be due to the expected increase in revenues and improvements in most of our significant cost categories due to greater cost controls, scale and efficiencies.

        In 2007, operating profit increased 2.3% to $2,402 million primarily due to higher operating profit before depreciation and amortization, partially offset by an increase in depreciation of leased set-top receivers capitalized under the new lease program and higher depreciation resulting from an increase in equipment purchased to support our broadcast operations. Operating profit in 2008 is expected to increase as the anticipated higher operating profit before depreciation and amortization is expected to be only partially offset by higher depreciation and amortization expense resulting from the set-top receiver lease program.

        Free Cash Flow.    In 2007, we generated $583 million of free cash flow, defined as net cash provided by operating activities less cash paid for property, subscriber leased equipment and satellites. During 2008, we expect significant free cash flow growth as a result of the anticipated increase in operating profit before depreciation and amortization and a decrease in capital expenditures for leased set top receivers, satellite construction and broadcast equipment to support our HD ground infrastructure.

DIRECTV HOLDINGS LLC

RESULTS OF OPERATIONS

Year Ended December 31, 2007 Compared with the Year Ended December 31, 2006

        The following table provides operating results and a summary of key subscriber data:

			Change
	2007	2006	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$15,527	$13,744	$1,783	13.0%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	6,681	5,830	851	14.6%
Subscriber service expenses	1,137	1,057	80	7.6%
Broadcast operations expenses	216	179	37	20.7%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	1,901	1,844	57	3.1%
Upgrade and retention costs	958	852	106	12.4%
General and administrative expenses	784	761	23	3.0%
Depreciation and amortization expense	1,448	873	575	65.9%

Total operating costs and expenses	13,125	11,396	1,729	15.2%

Operating profit	$2,402	$2,348	$54	2.3%

Other data:
Operating profit before depreciation & amortization	$3,850	$3,221	$629	19.5%

Total number of subscribers (000's)	16,831	15,953	878	5.5%
ARPU	$79.05	$73.74	$5.31	7.2%
Average monthly subscriber churn %	1.51%	1.60%	—	(5.6)%
Gross subscriber additions (000's)	3,847	3,809	38	1.0%
Net subscriber additions (000's)	878	820	58	7.1%
Average subscriber acquisition costs—per subscriber (SAC)	$692	$641	$51	8.0%

        Subscribers.    In 2007, gross subscriber additions increased due to higher demand for HD and DVR services, partially offset by the effect of more stringent credit policies. Average monthly subscriber churn decreased primarily due to increased sales of HD and DVR services as well as the effect of more stringent credit policies. Net subscriber additions increased due to the higher gross subscriber additions and lower average monthly subscriber churn.

        Revenues.    Our revenues increased as of result of higher ARPU and the larger subscriber base. The increase in ARPU resulted primarily from price increases on programming packages, higher HD and DVR equipment and service fees, and an increase in lease fees due to higher average number of receivers per subscriber.

        Operating profit before depreciation and amortization.    The improvement of operating profit before depreciation and amortization was primarily due to the gross profit generated from the higher revenues and the increase in the amount of set-top receivers capitalized in 2007 under the lease program implemented on March 1, 2006, partially offset by higher subscriber acquisition, upgrade and retention costs for the increased number of new and existing customers adding HD and DVR services.

DIRECTV HOLDINGS LLC

        Broadcast programming and other costs increased due to annual program supplier rate increases and the larger number of subscribers in 2007. Subscriber service expenses increased due to the larger subscriber base in 2007. Broadcast operations expense increased in 2007 due primarily to costs to support new HD local channel markets.

        Subscriber acquisition costs increased due to higher advertising and direct sales marketing costs as well as higher costs associated with the increase in subscribers taking advanced products in 2007. This increase was partially offset by $159 million of higher costs in 2006 related to set top receivers being expensed prior to the implementation of the lease program on March 1, 2006, after which most set-top receivers were capitalized as well as lower set-top receivers costs. SAC per subscriber, which includes the cost of capitalized set-top receivers, increased due to higher direct sales marketing and advertising costs and higher costs associated with the increase in subscribers taking HD and DVR services, partially offset by lower set top receiver costs.

        Upgrade and retention costs increased in 2007 due to higher volume of subscribers upgrading to HD and DVR services, partially offset by $115 million of higher costs in 2006 related to set top receivers being expensed prior to the implementation of the lease program and lower set top receivers costs.

        General and administrative expenses increased in 2007 due to higher labor, employee benefit, and legal costs, partially offset by a $10 million reduction in bad debt expense compared to 2006.

        Operating profit.    The increase in operating profit was primarily due to higher operating profit before depreciation and amortization, partially offset by higher depreciation and amortization expense in 2007 resulting from the capitalization of set-top receivers under the lease program.

        Income tax expense.    The $52 million increase in income tax expense was primarily due to an increase in the state effective income tax rate from 5.0% in 2006 to 6.6% in 2007 resulting from changes in state filing methods.

DIRECTV HOLDINGS LLC

Year Ended December 31, 2006 Compared with the Year Ended December 31, 2005

        The following table provides operating results and a summary of key subscriber data:

			Change
	2006	2005	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$13,744	$12,216	$1,528	12.5%
Operating Costs and Expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	5,830	5,050	780	15.4%
Subscriber service expenses	1,057	935	122	13.0%
Broadcast operations expenses	179	146	33	22.6%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	1,844	2,676	(832)	(31.1)%
Upgrade and retention costs	852	1,106	(254)	(23.0)%
General and administrative expenses	761	803	(42)	(5.2)%
Depreciation and amortization expense	873	698	175	25.1%

Total Operating Costs and Expenses	11,396	11,414	(18)	(0.2)%

Operating Profit	$2,348	$802	$1,546	192.8%

Other Data:
Operating Profit Before Depreciation & Amortization	$3,221	$1,500	$1,721	114.7%

Total number of subscribers (000's)	15,953	15,133	820	5.4%
ARPU	$73.74	$69.61	$4.13	5.9%
Average monthly subscriber churn %	1.60%	1.70%	—	(5.9)%
Gross subscriber additions (000's)	3,809	4,170	(361)	(8.7)%
Net subscriber additions (000's)	820	1,193	(373)	(31.3)%
Average subscriber acquisition costs—per subscriber (SAC)	$641	$642	$(1)	(0.2)%

        Subscribers.    The decrease in average monthly subscriber churn and the decrease in gross subscriber additions in 2006 were primarily due to the effect of more stringent credit policies we implemented beginning in the second quarter of 2005, and changes made to our distribution network to better align dealers with our objective to improve the overall credit quality of our subscribers. Our gross subscriber additions and churn were also affected by increased competition. The reduction in the number of net new subscribers was mainly due to the lower number of gross subscriber additions.

        Revenues.    Our revenues increased as a result of higher ARPU and the larger subscriber base. The increase in ARPU resulted primarily from price increases on programming packages and an increase in the number of subscribers paying mirroring, lease, DVR and HD programming fees, and equipment upgrade fees.

        Operating profit before depreciation and amortization.    The improvement of operating profit before depreciation and amortization in 2006 was primarily due to the gross profit generated from the higher revenues, the capitalization of $1,072 million of set-top receivers under the lease program implemented on March 1, 2006, and fewer gross subscriber additions.

DIRECTV HOLDINGS LLC

        Broadcast programming and other costs increased primarily from the increased number of subscribers and annual program supplier rate increases. Subscriber service expenses increased mostly from the larger subscriber base and an increase in service calls and costs incurred at our call centers to support the increase in the number of subscribers with advanced products. Broadcast operations expenses increased as a result of the costs to support new HD local channel markets and launch of new advanced products.

        The decrease in subscriber acquisition costs was primarily due to the capitalization of $599 million of set-top receivers under our new lease program and lower gross subscriber additions in 2006.

        Including the cost of set-top receivers capitalized under our retention and upgrade programs, upgrade and retention costs incurred increased by $218 million in 2006 due mostly to increased volume under our HD and HD-DVR upgrade programs. This increase in upgrade and retention costs incurred was offset by the capitalization of $473 million of leased set-top receivers in 2006, resulting in a net decrease of $255 million compared to the prior year period.

        The decrease in general and administrative expenses resulted mainly from $123 million of lower bad debt expense, legal costs and severance costs in 2006, partially offset by an increase in inventory management costs, property taxes mostly associated with leased set-top receivers, and labor, and employee benefit costs.

        Operating profit.    The increase in operating profit was primarily due to higher operating profit before depreciation and amortization, partially offset by an increase in depreciation of leased set-top receivers capitalized under the new lease program and higher depreciation resulting from an increase in equipment purchased to support our broadcast operations.

        Interest income and expense.    The $43 million increase in interest income was due to higher average cash balances and increased interest rates on our credit facility. The $9 million decrease in interest expense was primarily due to an increase in capitalized interest related mostly to an increase in capitalized costs for satellites under construction, partially offset by higher average interest rates. We recorded capitalized interest of $55 million in 2006 and $31 million in 2005.

        Other, net.    The $64 million decrease in other expense was primarily from a $65 million charge related to a refinancing transaction in 2005. During the second quarter of 2005, we completed a series of refinancing transactions that resulted in a $65 million pre-tax charge, of which $41 million was associated with the premium that we paid for the redemption of a portion of our 8.375% senior notes and $24 million with our write-off of a portion of our deferred debt issuance costs and other transaction costs.

        Income tax expense.    The $631 million increase in income tax expense was due to our higher pre-tax income generated in 2006.

LIQUIDITY AND CAPITAL RESOURCES

        We generally fund our cash requirements from cash on-hand and cash generated by our operations. We also have up to $500 million of borrowing capacity under our revolving credit facility, which is available to us through 2011. In addition, we have paid dividends, received capital contributions and have borrowed amounts from our Parent in the past to fund certain transactions. In February 2008, we paid a $100 million dividend to our Parent, and in 2007, we paid $1,050 million in dividends to our Parent to fund its share repurchase programs. In 2006, we paid a $300 million dividend to our Parent.

DIRECTV HOLDINGS LLC

        At December 31, 2007, we had cash and cash equivalents of $802 million compared to $1,356 million at December 31, 2006. The $554 million decrease in cash and cash equivalents during 2007 resulted primarily from $2,326 million in cash paid for satellites, property and equipment and subscriber leased equipment, and the $1,050 million in dividends paid to our Parent, partially offset by $2,909 million of cash provided by operating activities.

        As a measure of liquidity, our current ratio (ratio of current assets to current liabilities) was 0.87 at December 31, 2007 and 1.09 at December 31, 2006. The change was primarily due to the decrease in cash and cash equivalents.

        We believe that our cash on-hand, future cash flows and amounts available to us under the revolving portion of our senior secured credit facility will be sufficient to fund our operations and commitments for the foreseeable future. However, several factors may affect our ability to fund our operations and commitments we discuss in "Contractual Obligations, Off-Balance Sheet Arrangements and Contingencies" below. Additionally, our ability to borrow under the senior secured credit facility is contingent upon our meeting financial and other covenants associated with our debt.

        In addition, our future cash flows may be reduced if we experience, among other things, significantly higher subscriber additions than planned, increased subscriber churn or upgrade and retention costs, higher than planned capital expenditures for satellites and broadcast equipment, satellite anomalies or signal theft or if we are required to make a prepayment on our Term Loans under our senior secured credit facility.

        We may provide additional dividends to our Parent to fund its cash requirements, including additional share repurchase programs or other distributions to its shareholders, or to fund strategic transactions, which may include broadband investment opportunities. We may use available cash and cash equivalents, cash from operations, or incur additional borrowings to fund such dividends.

        Debt.    At December 31, 2007, we had $3,395 million in total outstanding borrowings, bearing a weighted average interest rate of 6.8%. Our outstanding borrowings primarily consist of notes payable and amounts borrowed under a credit facility as more fully described in Note 7 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report, which we incorporate herein by reference.

        Our notes payable and credit facility mature as follows: $48 million in 2008, $98 million in 2009, $297 million in 2010, $98 million in 2011, $10 million in 2012 and $2,842 million thereafter. However, these amounts do not reflect potential prepayments that may be required under our senior secured credit facility. We were not required to make a prepayment for the years ended December 31, 2007 and 2006.

CONTRACTUAL OBLIGATIONS, OFF-BALANCE SHEET ARRANGEMENTS AND CONTINGENCIES

        Contractual obligations.    The following table sets forth our contractual obligations as of December 31, 2007, including the future periods in which payments are expected. Additional details

DIRECTV HOLDINGS LLC

regarding these obligations are provided in the Notes to the Consolidated Financial Statements in Part II, Item 8 referenced in the table.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in Millions)
Long-term debt obligations (Note 7)(a)	$4,679	$279	$840	$505	$3,055
Purchase obligations (Note 12)(b)	4,733	1,253	2,389	926	165
Operating leases obligations (Note 12)(c)	132	32	40	41	19
Other long-term liabilities reflected on the Consolidated Balance Sheets under GAAP (Notes 12)(d),(e)	333	77	171	56	29

Total	$9,877	$1,641	$3,440	$1,528	$3,268

(a)
Long-term debt obligations include interest calculated based on the rates in effect at December 31, 2007, however, the obligations do not reflect potential prepayments that may be required under our senior secured credit facility, if any, or permitted under our indentures.

(b)
Purchase obligations consist of broadcast programming commitments, satellite construction and launch contracts and service contract commitments. Broadcast programming commitments include guaranteed minimum contractual commitments that are typically based on a minimum number of required subscribers subscribing to the related programming. Actual payments may exceed the minimum payment requirements if the actual number of subscribers subscribing to the related programming exceeds the minimum amounts. Service contract commitments include minimum commitments for the purchase of services that have been outsourced to third parties, such as billing services, telemetry, tracking and control services and broadcast center services. In most cases, actual payments, which are typically based on volume, usually exceed these minimum amounts.

(c)
Certain of our operating leases contain escalation clauses and renewal or purchase options, which we do not consider in the amounts disclosed.

(d)
Other long-term liabilities consist of the amounts we owe to the NRTC for the purchase of distribution rights and to the NRTC members that elected the long-term payment option resulting from the NRTC acquisition transactions in 2004, capital lease obligations, including interest and satellite contracts.

(e)
Payments due by period for other long-term liabilities reflected on the Consolidated Balance Sheet under GAAP do not include payments that could be made related to our unrecognized tax benefits liability, which amounted to $92 million as of December 31, 2007. The timing and amount of any future payments is not reasonably estimable, as such payments are dependent on the completion and resolution of examinations with tax authorities. We do not expect a significant payment related to these obligations within the next twelve months.

        Contingencies.    For a discussion of "Contingencies," see Note 12 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report, which we incorporate herein by reference.

CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS

        For a discussion of "Certain Relationships and Related-Party Transactions," see Note 11 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report, which we incorporate herein by reference.

DIRECTV HOLDINGS LLC

CRITICAL ACCOUNTING ESTIMATES

        The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect amounts reported therein. Management bases its estimates, judgments and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, our actual results reported in future periods may be affected by changes in those estimates. The following represents what we believe are the critical accounting policies that may involve a higher degree of estimation, judgment and complexity. For a summary of our significant accounting policies, including those discussed below, see Note 2 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report, which we incorporate herein by reference.

        Multi-Year Programming Contracts for Live Sporting Events.    We charge the cost of multi-year programming contracts for live sporting events with minimum guarantee payments, such as our agreement with the NFL, to expense based on the ratio of each period's contract revenues to the estimated total contract revenues to be earned over the contract period. Management evaluates estimated total contract revenues at least annually. Estimates of forecasted revenues rely on assumptions regarding the number of subscribers to a given sporting events package and the estimated package price throughout the contract. While we base our estimates on past experience and other relevant factors, actual results could differ from our estimates. If actual results were to significantly vary from forecasted amounts, the profit recorded on such contracts in a future period could vary from current rates and the resulting change in profits recorded could be material to our consolidated results of operations.

        Income Taxes.    We must make certain estimates and judgments in determining provisions for income taxes. These estimates and judgments occur in the calculation of tax credits, tax benefits and deductions, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense fro tax and financial statement purposes.

        We assess the recoverability of deferred tax assets at each reporting date and where applicable, record a valuation allowance to reduce the total deferred tax asset to an amount that will, more-likely-than-not, be realized in the future. Our assessment includes an analysis of whether deferred tax assets will be realized in the ordinary course of operations based on the available positive and negative evidence, including the scheduling of deferred tax liabilities and forecasted income from operating activities. The underlying assumptions we use in forecasting future taxable income require significant judgment. In the event that actual income from operating activities differs from forecasted amounts, or if we change our estimates of forecasted income from operating activites, we could record additional charges in order to adjust the carrying value of deferred tax assets to their realizable amount. Such charges could be material to our consolidated results of operations and financial position.

        In addition, the recognition of a tax benefit for tax positions involves dealing with uncertainties in the application of complex tax regulations. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. We provide for taxes for uncertain tax positions where assessments have not been received in accordance with FIN 48. We believe such tax reserves are adequate in relation to the potential for additional assessments. Once established, we adjust these amounts only when more information is available or when an event occurs necessitating a change to the reserves. Future events such as changes in the facts or law, judicial decisions regarding the application of existing law or a favorable audit outcome will result in changes to the amounts provided.

DIRECTV HOLDINGS LLC

        Contingent Matters.    Determining when, or if, an accrual should be recorded for a contingent matter, including but not limited to legal and tax issues, and the amount of such accrual, if any, requires a significant amount of management judgment and estimation. We develop our judgments and estimates in consultation with outside counsel based on an analysis of potential outcomes. Due to the uncertainty of determining the likelihood of a future event occurring and the potential financial statement impact of such an event, it is possible that upon further development or resolution of a contingent matter, we could record a charge in a future period that would be material to our consolidated results of operations and financial position.

        Valuation of Long-Lived Assets.    We evaluate the carrying value of long-lived assets to be held and used, other than goodwill and intangible assets with indefinite lives, when events and circumstances warrant such a review. We consider the carrying value of a long-lived asset impaired when the anticipated undiscounted future cash flow from such asset is separately identifiable and is less than its carrying value. In that event, we recognize a loss based on the amount by which the carrying value exceeds the fair value of the long-lived asset. We determine fair value primarily using the estimated future cash flows associated with the asset under review, discounted at a rate commensurate with the risk involved, and other valuation techniques. We determine losses on long-lived assets to be disposed of in a similar manner, except that we reduce the fair value for the cost of disposal. Changes in estimates of future cash flows could result in a write-down of the asset in a future period.

        Depreciable Lives of Leased Set-Top Receivers.    We currently lease most set-top receivers provided to new and existing subscribers and therefore capitalize the cost of those set-top receivers. We depreciate capitalized set-top receivers over a three year estimated useful life, which is based on, among other things, management's judgment of the risk of technological obsolescence. Changes in the estimated useful lives of set-top receivers capitalized could result in significant changes to the amounts recorded as depreciation expense. Based on the book value of our set-top receivers capitalized as of December 31, 2007, if we extended the depreciable life of the set-top receivers by one half of a year, it would result in an approximately $120 million reduction in annual depreciation expense.

        Recognition of Rebate Related to Long-Term Purchase Agreement.    As part of The DIRECTV Group's sale of HNS' set-top receiver manufacturing operations to Thomson in June 2004, we entered into a long-term purchase agreement with Thomson for the supply of set-top receivers. As part of this transaction, as amended, we can earn a $57 million rebate from Thomson if Thomson's aggregate sales of our set-top receivers equal at least $4 billion over the initial five-year contract term plus an additional one year optional extension period, or the Contract Term. We have determined that, based upon projected set-top receiver requirements, it is probable and reasonably estimable that the minimum purchase requirement will be met for the $57 million rebate during the Contract Term. We base our probability assessment for meeting the minimum purchase requirement on our current and future business projections, including our belief that existing and new subscribers will likely acquire new set-top receivers due to certain technological advances. Any negative trends in the purchase of set-top receivers for existing and new subscribers may materially impact our ability to earn the rebate. On a quarterly basis, we assess whether the rebate is probable over the Contract Term. If we subsequently determine that it is no longer probable that we will earn the rebate, we would be required to reverse the amount of the credit recognized to date as a charge to our Consolidated Statement of Operations and an increase in the capitalized value of leased set-top receivers at the time such determination is made.

DIRECTV HOLDINGS LLC

ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENTS

        For a discussion of accounting changes and new accounting pronouncements see Note 2 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report, which we incorporate herein by reference.

SECURITY RATINGS

        Debt ratings by the various rating agencies reflect each agency's opinion of the ability of issuers to repay debt obligations as they come due. Ratings in the Baa range for Moody's Investors Service, or Moody's, and the BBB range for Standard & Poor's Ratings Services, or S&P, generally indicate adequate current protection of interest payments and principal security, with certain protective elements lacking. Ratings in the Ba range for Moody's and the BB range for S&P, generally indicate moderate protection of interest and principal payments, potentially outweighed by exposure to uncertainties or adverse conditions. In general, lower ratings result in higher borrowing costs. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization.

        Currently, DIRECTV U.S. has the following security ratings:

	Senior Secured	Senior Unsecured	Corporate	Outlook
Standard & Poor's	BBB-	BB-	BB	Stable
Moody's	Baa3	Ba3	Ba2	Negative

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

        Interest Rate Risk.    We are subject to fluctuating interest rates, which may adversely impact our consolidated results of operations and cash flows. We had outstanding debt of $3,393 million at December 31, 2007, excluding the unamortized bond premium, which consisted of fixed rate borrowings of $1,910 million and variable rate borrowings of $1,483 million. As of December 31, 2007, a hypothetical one percentage point increase in interest rates related to our outstanding variable rate debt would have increased our annual interest expense by approximately $15 million.

***

DIRECTV HOLDINGS LLC

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
DIRECTV Holdings LLC
El Segundo, California

        We have audited the accompanying consolidated balance sheets of DIRECTV Holdings LLC (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in owner's equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DIRECTV Holdings LLC at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        As discussed in Note 2 of the Notes to the Consolidated Financial Statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

February 25, 2008

DIRECTV HOLDINGS LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005
	(Dollars in Millions)
Revenues	$15,527	$13,744	$12,216
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	6,681	5,830	5,050
Subscriber service expenses	1,137	1,057	935
Broadcast operations expenses	216	179	146
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	1,901	1,844	2,676
Upgrade and retention costs	958	852	1,106
General and administrative expenses	784	761	803
Depreciation and amortization expense	1,448	873	698

Total operating costs and expenses	13,125	11,396	11,414

Operating profit	2,402	2,348	802
Interest income	69	69	26
Interest expense	(216)	(218)	(227)
Other, net	(5)	(4)	(68)

Income before income taxes	2,250	2,195	533
Income tax expense	(891)	(839)	(208)

Net income	$1,359	$1,356	$325

        The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(Dollars in Millions)
ASSETS
Current assets
Cash and cash equivalents	$802	$1,356
Accounts receivable, net	1,387	1,267
Inventories	187	140
Prepaid expenses and other	171	146

Total current assets	2,547	2,909
Satellites, net	2,030	2,000
Property and equipment, net	3,230	2,026
Goodwill	3,032	3,032
Intangible assets, net	1,223	1,546
Other assets	235	174

Total assets	$12,297	$11,687

LIABILITIES AND OWNER'S EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,548	$2,402
Unearned subscriber revenue and deferred credits	320	259
Current portion of long-term debt	48	10

Total current liabilities	2,916	2,671
Long-term debt	3,347	3,395
Deferred income taxes	336	240
Other liabilities and deferred credits	958	993
Commitments and contingencies
Owner's equity
Capital stock and additional paid-in capital	2,782	3,786
Retained earnings	1,958	602

Total owner's equity	4,740	4,388

Total liabilities and owner's equity	$12,297	$11,687

        The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CHANGES IN OWNER'S EQUITY

	Capital stock and additional paid-in capital	Retained earnings (deficit)	Total owner's equity
	(Dollars in Millions)
Balance at January 1, 2005	$3,459	$(1,079)	$2,380
Net income		325	325
Capital contribution from Parent	592		592

Balance at December 31, 2005	4,051	(754)	3,297
Net income		1,356	1,356
Dividend to Parent	(300)		(300)
Capital contribution from Parent	34		34
Other	1		1

Balance at December 31, 2006	3,786	602	4,388
Net income		1,359	1,359
Dividend to Parent	(1,050)		(1,050)
Capital contribution from Parent	41		41
Adjustment to initially record cumulative effect of adopting FIN 48, net of tax		(3)	(3)
Other	5		5

Balance at December 31, 2007	$2,782	$1,958	$4,740

        The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(Dollars in Millions)
Cash Flows from Operating Activities
Net income	$1,359	$1,356	$325
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	1,448	873	698
Amortization of deferred revenues and deferred credits	(98)	(41)	(47)
Share-based compensation expense	41	34	27
Equity in losses from unconsolidated affiliates	—	3	—
Loss on sale of investment	6	—	—
Amortization of debt issuance costs	5	5	6
Write-off of debt issuance costs	—	—	19
Deferred income taxes and other	162	178	11
Change in other operating assets and liabilities
Accounts receivable, net	(120)	(271)	(131)
Inventories	(47)	141	(159)
Prepaid expenses and other	3	(35)	28
Accounts payable and accrued liabilities	138	19	576
Unearned subscriber revenue and deferred credits	60	—	3
Other, net	(48)	80	(73)

Net cash provided by operating activities	2,909	2,342	1,283

Cash Flows from Investing Activities
Cash paid for property and equipment	(621)	(504)	(381)
Cash paid for subscriber leased equipment—subscriber acquisitions	(762)	(599)	—
Cash paid for subscriber leased equipment—upgrade and retention	(774)	(473)	—
Cash paid for satellites	(169)	(222)	(367)
Proceeds from sale of property	—	12	1
Other	(9)	7	(3)

Net cash used in investing activities	(2,335)	(1,779)	(750)

Cash Flows from Financing Activities
Repayment of long-term debt	(10)	(8)	(2,002)
Cash proceeds from refinancing transactions	—	—	3,003
Repayment of borrowing from Parent	—	—	(875)
Repayment of other long-term obligations	(72)	(67)	(63)
Cash dividends to Parent	(1,050)	(300)	—
Cash contribution from Parent	—	—	538
Excess tax benefit from share-based compensation	4	3	—
Debt issuance costs	—	—	(4)

Net cash (used in) provided by financing activities	(1,128)	(372)	597

Net increase (decrease) in cash and cash equivalents	(554)	191	1,130
Cash and cash equivalents at beginning of the year	1,356	1,165	35

Cash and cash equivalents at end of the year	$802	$1,356	$1,165

Supplemental Cash Flow Information
Interest paid	$211	$215	$229
Income taxes paid	730	728	36

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

  Use of Estimates in the Preparation of the Consolidated Financial Statements

        We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, which requires us to make estimates and assumptions that affect amounts reported herein. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, our actual results reported in future periods may be affected by changes in those estimates.

  Revenue Recognition

        We recognize subscription and pay-per-view revenues when programming is broadcast to subscribers. We recognize subscriber fees for multiple set-top receivers, our published programming guide, warranty services and equipment rental as revenue, as earned. We recognize advertising revenues when the related services are performed. We defer programming payments received from subscribers in advance of the broadcast as "Unearned subscriber revenue and deferred credits" in the Consolidated Balance Sheets until earned.

  Broadcast Programming and Other

        We recognize the costs of television programming distribution rights when we distribute the related programming. We recognize the costs of television programming rights to distribute live sporting events for a season or tournament to expense using the straight-line method over the course of the season or tournament. However, we recognize the costs for live sporting events with multi-year contracts and minimum guarantee payments based on the ratio of each period's revenues to the estimated total contract revenues to be earned over the contract period. We evaluate estimated total contract revenues at least annually.

        We defer advance payments in the form of cash and equity instruments from programming content providers for carriage of their signal and recognize them as a reduction of "Broadcast programming and other" in the Consolidated Statements of Operations on a straight-line basis over the related contract term. We record equity instruments at fair value based on quoted market prices or values determined by management. Through the end of 2006, we also recorded the amortization of a provision for above-market programming contracts that we recorded in connection with the 1999 acquisition of

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

certain premium subscription programming contracts from United States Satellite Broadcasting Company, Inc. as a reduction of programming costs.

  Subscriber Acquisition Costs

        Subscriber acquisition costs consist of costs we incur to acquire new subscribers. We include the cost of our set-top receivers and other equipment, commissions we pay to national retailers, independent satellite television retailers, dealers, regional Bell operating companies and the cost of installation, advertising, marketing and customer call center expenses associated with the acquisition of new subscribers in subscriber acquisition costs. We expense these costs as incurred, or when subscribers activate the DIRECTV® service, as appropriate, except for the cost of set-top receivers leased to new subscribers, which we capitalize in "Property and equipment, net" in the Consolidated Balance Sheets. Although paid in advance, the retailer or dealer earns substantially all commissions paid for customer acquisitions over 12 months from the date of subscriber activation. Should the subscriber cancel our service during the 12 month service period, we are reimbursed for the unearned portion of the commission by the retailer or dealer and record a decrease to subscriber acquisition costs. We implemented a lease program on March 1, 2006 after which most set-top receivers provided to new subscribers are capitalized. We present the amount of our set-top receivers capitalized each period for subscriber acquisition activities in the Consolidated Statements of Cash Flows under the caption "Cash paid for subscriber leased equipment—subscriber acquisitions." See Note 4 below for additional information.

  Upgrade and Retention Costs

        Upgrade and retention costs consist primarily of costs we incur for loyalty programs offered to existing subscribers. The costs for loyalty programs include the costs of installing or providing hardware under our movers program (for subscribers relocating to a new residence), multiple set-top receiver offers, digital video recorder, or DVR, high-definition, or HD, local channel upgrade programs and other similar initiatives, and third party commissions we incur for the sale of additional set-top receivers provided to existing subscribers. We expense these costs as incurred, except for the cost of set-top receivers leased to existing subscribers, which we capitalize in "Property and equipment, net" in the Consolidated Balance Sheets. We implemented a lease program on March 1, 2006, after which most set-top receivers provided to existing subscribers under upgrade and retention programs are capitalized. We present the amount of our set-top receivers capitalized each period for upgrade and retention activities in the Consolidated Statements of Cash Flows under the caption "Cash paid for subscriber leased equipment—upgrade and retention." See Note 4 below for additional information.

  Cash and Cash Equivalents

        Cash and cash equivalents consist of highly liquid investments we purchase with original maturities of three months or less.

  Inventories

        We state inventories at the lower of average cost or market. Inventories consist of finished goods for DIRECTV System equipment and DIRECTV System access cards.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

  Property and Equipment, Satellites and Depreciation

        We carry property and equipment, and satellites at cost, net of accumulated depreciation. The amounts we capitalize for satellites currently being constructed and those that have been successfully launched include the costs of construction, launch, launch insurance, incentive obligations and related capitalized interest. We generally compute depreciation using the straight-line method over the estimated useful lives of the assets. We amortize leasehold improvements over the lesser of the life of the asset or term of the lease.

  Goodwill and Intangible Assets

        Goodwill and intangible assets with indefinite lives are carried at historical cost and are subject to write-down, as needed, based upon an impairment analysis that we must perform at least annually, or sooner if an event occurs or circumstances change that would more likely than not result in an impairment loss. We perform our annual impairment analysis in the fourth quarter of each year. If an impairment loss results from the annual impairment test, we would record the loss as a pre-tax charge to operating income.

        We amortize other intangible assets using the straight-line method over their estimated useful lives, which range from 5 to 15 years.

  Valuation of Long-Lived Assets

        We evaluate the carrying value of long-lived assets to be held and used, other than goodwill and intangible assets with indefinite lives, when events and circumstances warrant such a review. We consider the carrying value of a long-lived asset impaired when the anticipated undiscounted future cash flow from such asset is separately identifiable and is less than its carrying value. In that event, we would recognize a loss based on the amount by which the carrying value exceeds the fair value of the long-lived asset. We determine fair value primarily using estimated future cash flows associated with the asset under review, discounted at a rate commensurate with the risk involved, or other valuation techniques. We determine losses on long-lived assets to be disposed of in a similar manner, except that we reduce the fair value for the cost of disposal.

  Investments and Financial Instruments

        We maintain investments in equity securities of unaffiliated companies. We account for investments in which we own at least 20% of the voting securities or have significant influence under the equity method of accounting. We record equity method investments at cost and adjust for the appropriate share of the net earnings or losses of the investee.

        The carrying value of cash and cash equivalents, short-term investments, accounts and notes receivable, investments and other assets, accounts payable, and amounts included in accrued liabilities and other meeting the definition of financial instrument approximated their fair values at December 31, 2007 and 2006.

  Debt Issuance Costs

        We defer costs we incur to issue debt and amortize these costs to interest expense using the straight-line method over the term of the respective obligation.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

  Share-Based Payment

        At times, The DIRECTV Group grants restricted stock units and common stock options to employees, including DIRECTV employees. We recognize compensation expense equal to the fair value of the stock-based award at grant over the course of its requisite service period following Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), "Share-Based Payment," or SFAS No. 123R.

        We record compensation expense for restricted stock units and stock options on a straight-line basis over the service period of up to four years based upon the value of the award on the date approved, reduced for estimated forfeitures and adjusted for anticipated payout percentages related to the achievement of performance targets.

  Income Taxes

        We join in the filing of The DIRECTV Group's consolidated U.S. federal income tax return. We determine our income taxes based upon our tax sharing agreement with The DIRECTV Group, which generally provides that the current income tax liability or receivable be computed as if we were a separate taxpayer.

        We determine deferred tax assets and liabilities based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which we expect the differences to reverse. We must make certain estimates and judgments in determining income tax provisions, assessing the likelihood of recovering our deferred tax assets, and evaluating tax positions.

        With the adoption of the Financial Accounting Standards Board, or FASB, Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109," or FIN 48, on January 1, 2007, we now recognize a benefit in "Income tax expense" in the Consolidated Statements of Operations for uncertain tax positions that are more-likely-than-not to be sustained upon examination, measured at the largest amount that has a greater than 50% likelihood of being realized upon settlement. Unrecognized tax benefits represent tax benefits taken or expected to be taken in income tax returns, for which the benefit has not yet been recognized in "Income tax expense" in the Consolidated Statements of Operations due to the uncertainty of whether such benefits will be ultimately realized. We recognize interest and penalties accrued related to unrecognized tax benefits in "Income tax expense" in the Consolidated Statements of Operations. Unrecognized tax benefits are recorded in "Income tax expense" in the Consolidated Statement of Operations at such time that the benefit is effectively settled.

  Advertising Costs

        We expense advertising costs primarily in "Subscriber acquisition costs" in the Consolidated Statements of Operations as incurred. Advertising expenses, net of payments received from programming content providers for marketing support, were $178 million in 2007, $191 million in 2006 and $163 million in 2005.

  Market Concentrations and Credit Risk

        We sell programming services and extend credit, in amounts generally not exceeding $100 each, to a large number of individual residential subscribers throughout the United States. As applicable, we maintain allowances for anticipated losses.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

  Accounting Changes

        Uncertain Tax Positions.    On January 1, 2007, we adopted FIN 48. The cumulative effect of adopting FIN 48 resulted in a $3 million decrease to the January 1, 2007 balance of "Retained earnings" in the Consolidated Balance Sheets. As of the date of adoption, our unrecognized tax benefits totaled $26 million, including $3 million of tax positions the recognition of which would affect the annual effective income tax rate. As of the date of adoption, we have accrued $1 million in interest and penalties as part of our liability for unrecognized tax benefits. See Note 8 below for additional information regarding unrecognized tax benefits.

        Defined Benefit Postretirement Plans.    On December 31, 2007, our Parent adopted the measurement date provision of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)." This provision requires the measurement of plan assets and benefit obligations as of the date of our fiscal year end and accordingly resulted in a change in the measurement date, which was previously November 30. On December 31, 2006, our Parent adopted the provisions of SFAS No. 158 that requires our Parent to recognize the funded status of its defined benefit postretirement plans in its Consolidated Balance Sheets and recognize changes in the funded status of its defined benefit postretirement plans as a component of other comprehensive income, net of tax, in stockholders' equity in the Consolidated Balance Sheets, in the year in which changes occur. The adoption of this standard had no effect on out consolidated results of operations or financial position, as DIRECTV Holdings does not sponsor postretirement plans, but rather our employees participate in the plans that are sponsored and carried as an obligation by our Parent.

        Share-Based Payment.    On January 1, 2006, we adopted SFAS No. 123R. The adoption of this standard did not have a significant effect on our consolidated results of operations or financial position. However, as a result of the adoption of SFAS No. 123R, we now report the excess income tax benefit associated with the exercise of stock options or pay-out of restricted stock units as a cash flow from financing activities in our Consolidated Statements of Cash Flows.

  New Accounting Standards

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment to ARB No. 51." SFAS No. 160 establishes standards of accounting and reporting of noncontrolling interests in subsidiaries, currently known as minority interests, in consolidated financial statements, provides guidance on accounting for changes in the parent's ownership interest in a subsidiary and establishes standards of accounting of the deconsolidation of a subsidiary due to the loss of control. SFAS No. 160 requires an entity to present minority interests as a component of equity. Additionally, SFAS No. 160 requires an entity to present net income and consolidated comprehensive income attributable to the parent and the minority interest separately on the face of the consolidated financial statements. We are currently assessing the effect SFAS No. 160 will have on our consolidated results of operations and financial position when adopted, as required, on January 1, 2009.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations." SFAS No. 141R requires the acquiring entity to recognize and measure at an acquisition date fair value all identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree. The Statement recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS No. 141R requires disclosures about the nature and financial effect of the business combination and also changes the accounting for certain income tax assets recorded in

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purchase accounting. We are currently assessing the effect SFAS No. 141R will have on our consolidated results of operations and financial position when adopted, as required, on January 1, 2009.

        In February 2007, the FASB, issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115." SFAS No. 159 permits, but does not require, companies to report at fair value the majority of recognized financial assets, financial liabilities and firm commitments. Under this standard, unrealized gains and losses on items for which the fair value option is elected are reported in earnings at each subsequent reporting date. We do not expect the adoption of SFAS No. 159 on January 1, 2008 to have any effect on our consolidated results of operations or financial position.

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

        In September 2006, the Emerging Issues Task Force, or EITF, issued EITF No. 06-1, "Accounting for Consideration Given by a Service Provider to a Manufacturer or Reseller of Equipment Necessary for an End-Customer to Receive Service from the Service Provider." EITF No. 06-1 provides guidance to service providers regarding the proper reporting of consideration given to manufacturers or resellers of equipment necessary for an end-customer to receive its services. Depending on the circumstances, such consideration is reported as either an expense or a reduction of revenues. We do not expect the adoption of EITF No. 06-1 on January 1, 2008 to have any effect on our consolidated results of operations.

Note 3: Accounts Receivable, Net

        The following table sets forth the amounts recorded for "Accounts receivable" in our Consolidated Balance Sheets at December 31:

	2007	2006
	(Dollars in Millions)
Subscriber	$774	$755
Trade	652	551

Subtotal	1,426	1,306
Less: Allowance for doubtful accounts	(39)	(39)

Accounts receivable, net	$1,387	$1,267

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4: Satellites, Net and Property and Equipment, Net

        The following table sets forth the amounts recorded for "Satellites, net" and "Property and equipment, net" in our Consolidated Balance Sheets at December 31:

	Estimated Useful Lives (years)	2007	2006
		(Dollars in Millions)
Satellites	10-15	$2,179	$1,815
Satellites under construction		474	665

Total		2,653	2,480
Less: Accumulated depreciation		(623)	(480)

Satellites, net		$2,030	$2,000

Land and improvements	—	$24	$20
Buildings and leasehold improvements	6-30	250	191
Machinery and equipment	3-23	2,395	1,809
Subscriber leased set-top receivers	3-5	2,673	1,271
Construction in progress	—	344	434

Total		5,686	3,725
Less: Accumulated depreciation		(2,456)	(1,699)

Property and equipment, net		$3,230	$2,026

        We capitalized interest costs of $51 million in 2007, $55 million in 2006 and $31 million in 2005, as part of the cost of our property and satellites under construction. Depreciation expense was $1,094 million in 2007, $519 million in 2006 and $344 million in 2005.

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

        The following table sets forth the amount of set-top receivers we capitalized, and depreciation expense we recorded under the lease program for each of the periods presented:

	Years Ended December 31,
	2007	2006
	(Dollars in Millions)
Capitalized subscriber leased equipment:
Cash paid for subscriber leased equipment—subscriber acquisitions	$762	$599
Cash paid for subscriber leased equipment—upgrade and retention	774	473

Total subscriber leased equipment capitalized	$1,536	$1,072

Depreciation expense—subscriber leased equipment	$645	$147

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5: Goodwill and Intangible Assets

        We performed our annual impairment tests for goodwill and orbital slots in the fourth quarters of 2007, 2006 and 2005. Based on our annual impairment tests, no impairment existed.

        The following table sets forth the amounts recorded for intangible assets at December 31:

		2007			2006
	Estimated Useful Lives (years)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
		(Dollars in Millions)
Orbital slots	Indefinite	$432		$432	$432		$432
72.5° WL orbital license	5	219	$140	79	193	$99	94
Subscriber related	5-10	1,348	860	488	1,344	604	740
Dealer network	15	130	71	59	130	62	68
Distribution rights	7	334	169	165	334	122	212

Total intangible assets		$2,463	$1,240	$1,223	$2,433	$887	$1,546

        Amortization expense for intangible assets was $353 million in 2007, 2006 and 2005.

        Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $352 million in 2008, $289 million in 2009, $90 million in 2010, $34 million in 2011, $10 million in 2012 and $16 million thereafter.

Note 6: Accounts Payable and Accrued Liabilities; Other Liabilities and Deferred Credits

        The significant components of "Accounts payable and accrued liabilities" in our Consolidated Balance Sheets are as follows:

	December 31,
	2007	2006
	(Dollars in Millions)
Programming costs	$1,397	$1,278
Accounts payable	345	327
Commissions due to installers and dealers	294	241
Income taxes payable to Parent	42	57
Payroll and employee benefits	73	75
Other	397	424

Total accounts payable and accrued liabilities	$2,548	$2,402

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The significant components of "Other liabilities and deferred credits" in our Consolidated Balance Sheets are as follows:

	December 31,
	2007	2006
	(Dollars in Millions)
Programming costs	$368	$338
Deferred credits	213	230
Other	377	425

Total other liabilities and deferred credits	$958	$993

Note 7: Debt

        The following table sets forth our outstanding debt:

		December 31,
	Interest Rates at December 31, 2007
		2007	2006
		(Dollars in Millions)
8.375% senior notes due in 2013	8.375%	$910	$910
6.375% senior notes due in 2015	6.375%	1,000	1,000
Senior secured credit facility	6.102%	1,483	1,492
Other	—	2	3

Total debt	—	3,395	3,405
Less: Current portion of long-term debt		48	10

Long-term debt		$3,347	$3,395

        Notes Payable.    The 8.375% senior notes and the 6.375% senior notes were issued by DIRECTV Holdings and DIRECTV Financing Co., Inc., or DIRECTV Financing (together with DIRECTV Holdings, the Co-Issuers) and have been registered under the Securities Act of 1933, as amended. The 8.375% senior notes and the 6.375% senior notes are unsecured and have been fully and unconditionally guaranteed, jointly and severally, by each of DIRECTV Holdings' material domestic subsidiaries (other than DIRECTV Financing), which we refer to as the Guarantor Subsidiaries. Principal on the 8.375% senior notes and the 6.375% senior notes is payable upon maturity, while interest is payable semi-annually.

        The fair value of our 8.375% senior notes was approximately $948 million at December 31, 2007 and December 31, 2006. The fair value of our 6.375% senior notes was approximately $962 million at December 31, 2007 and December 31, 2006. The fair values were calculated based on quoted market prices on those dates.

        Credit Facility.    At December 31, 2007, our senior secured credit facility consisted of a $500 million six-year Term Loan A, a $983 million eight-year Term Loan B and a $500 million undrawn six-year revolving credit facility. The Term Loan A and Term Loan B components of the senior secured credit facility currently bear interest at a rate equal to the London InterBank Offered Rate, or LIBOR, plus 0.75% and 1.50%, respectively. In addition, we pay a commitment fee of 0.175% per year for the unused commitment under the revolving credit facility. The interest rate and commitment fee may be increased or decreased under certain conditions. The senior secured credit facility is secured by

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

substantially all of our assets and is fully and unconditionally guaranteed, jointly and severally, by the Guarantor Subsidiaries.

        Our notes payable and credit facility mature as follows: $48 million in 2008, $98 million in 2009, $297 million in 2010, $98 million in 2011, $10 million in 2012 and $2,842 million thereafter. These amounts do not reflect potential prepayments that may be required under our senior secured credit facility, which could result from a computation of excess cash flows that we may be required to make at each year end under the credit agreement. We were not required to make a prepayment for the years ended December 31, 2007, 2006 or 2005. The amount of interest accrued related to our outstanding debt was $26 million at December 31, 2007 and $27 million at December 31, 2006. The unamortized bond premium included in other debt as of December 31, 2007 was $2 million and $3 million as of December 31, 2006.

        Covenants and Restrictions.    The senior secured credit facility requires us to comply with certain financial covenants. The senior notes and the senior secured credit facility also include covenants that restrict the Co-Issuers and the Guarantor Subsidiaries' ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another entity, (vi) sell, assign, lease or otherwise dispose of all or substantially all of our assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the credit agreement and senior notes indentures. Should we fail to comply with these covenants, all or a portion of our borrowings under the senior notes and senior secured credit facility could become immediately payable and the revolving credit facility could be terminated. At December 31, 2007, we were in compliance with all such covenants.

        2005 Refinancing Transactions.    In April 2005, we replaced our prior credit facility with the senior secured credit facility described above. The senior secured credit facility was initially comprised of a $500 million six-year Term Loan A, a $1,500 million eight-year Term Loan B, both of which were fully funded, and a $500 million undrawn six-year revolving credit facility. We used a portion of the $2,000 million proceeds from the transaction to repay our prior credit facility that had a then outstanding balance of $1,002 million, to repay our $875 million borrowing from Parent, and to pay related financing costs and accrued interest. Borrowings under the prior credit facility bore interest at a rate equal to LIBOR plus 1.75%.

        On May 19, 2005, we redeemed $490 million of our then outstanding $1,400 million 8.375% senior notes at a redemption price of 108.375% plus accrued and unpaid interest, for a total of $538 million, which was funded by a capital contribution from our Parent.

        On June 15, 2005, the Co-Issuers issued $1,000 million of 6.375% senior notes. We used a portion of the proceeds from the transaction to repay $500 million of the Term Loan B portion of our senior secured credit facility and to pay related financing costs.

        The repayment of our prior senior secured credit facility, the partial repayment of our senior secured credit facility and the partial redemption of our 8.375% senior notes resulted in a 2005 pre-tax charge of $65 million ($40 million after tax) of which $41 million was associated with the premium that we paid for the redemption of our 8.375% senior notes and $24 million with our write-off of a portion of our deferred debt issuance costs and other transaction costs. The charge was recorded in "Other, net" in the Consolidated Statements of Operations.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8: Income Taxes

        We base our income tax expense or benefit on reported "Income before income taxes." Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, which are available to us pursuant to our tax sharing agreement with The DIRECTV Group and as measured by applying currently enacted tax laws.

        Our income tax expense consisted of the following for the years ended December 31:

	2007	2006	2005
	(Dollars in Millions)
Current tax expense:
U.S. federal	$(633)	$(556)	$(169)
State and local	(156)	(111)	(30)

Total	(789)	(667)	(199)

Deferred tax (expense) benefit:
U.S. federal	(82)	(175)	(11)
State and local	(20)	3	2

Total	(102)	(172)	(9)

Total income tax expense	$(891)	$(839)	$(208)

        Our income tax expense was different than the amount computed using the U.S. federal statutory income tax rate for the reasons set forth in the following table for the years ended December 31:

	2007	2006	2005
	(Dollars in Millions)
Expected tax expense at U.S. federal statutory income tax rate	$(788)	$(768)	$(187)
U.S. state and local income tax expense	(102)	(70)	(18)
Tax credits and other	(1)	(1)	(3)

Total income tax expense	$(891)	$(839)	$(208)

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Temporary differences and carryforwards that gave rise to deferred tax assets and liabilities at December 31 were as follows:

	2007		2006
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(Dollars in Millions)
Depreciation and amortization	$—	$515	$—	$421
Accruals and advances	108	49	125	50
Programming contract liabilities	168	—	162	—
Prepaid expenses	—	38	—	41
State taxes	19	—	—	—
Other temporary differences	6	4	1	5

Subtotal	301	606	288	517
Valuation allowance	(2)	—	—	—

Total deferred taxes	$299	$606	$288	$517

        We assessed the deferred tax assets for the respective periods for recoverability and, where applicable, we recorded a valuation allowance to reduce the total deferred tax assets to an amount that will, more likely than not, be realized in the future.

        The valuation allowance of $2 million at December 31, 2007, is attributable to unused capital losses which are available for carry-forward.

        Included in "Prepaid expenses and other" in the Consolidated Balance Sheets are $29 million and $5 million of current deferred tax assets at December 31, 2007 and 2006, respectively.

        A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits, excluding accrued interest and penalties, is as follows (in millions):

Gross unrecognized tax benefits at January 1, 2007	$25
Increases in tax positions for prior years	31
Increases in tax positions for current year	32

Gross unrecognized tax benefits at December 31, 2007	$88

        As of December 31, 2007, our unrecognized tax benefits totaled $92 million, including accrued interest and penalties of $4 million. If our tax positions are ultimately sustained by the tax authorities in our favor, approximately $5 million would reduce the annual effective income tax rate.

        During the year ended December 31, 2007, we recognized $3 million of interest expense for unrecognized tax benefits in "Income tax expense" in the Consolidated Statement of Operations.

        We file numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state jurisdictions. For U.S. federal tax purposes, the tax years 2001 through 2007 remain open to examination. The California tax years 1994 through 2007 remain open to examination and the income tax returns in the other state tax jurisdictions in which we have operations are generally subject to examination for a period of 3 to 5 years after filing of the respective return.

        We anticipate that the examination of the federal income tax returns for 2001 through 2003 will conclude in 2008, however, we do not anticipate that this will have a significant effect on our results of

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operations or financial position. We do not anticipate other changes to the total unrecognized tax benefits in the next twelve months will have a significant effect our results of operations or financial position.

Note 9: Pension and Other Post-Retirement Benefits

        Most of our employees participate in funded and unfunded contributory and non-contributory defined benefit pension plans maintained by The DIRECTV Group. The plans provide defined benefits based on years of service and final average salary or based on eligible compensation while employed by us. We have not separately determined the accumulated benefit obligation and net assets available for benefits for our employees and do not include these items in our Consolidated Balance Sheets. In addition to pension benefits, The DIRECTV Group charges us for the cost of certain other post-retirement benefits. The accumulated other post-retirement benefit obligation related to our employees has not been separately determined and is not included in the accompanying Consolidated Balance Sheets. We also participate in other health and welfare plans of The DIRECTV Group. Our portion of the cost of these benefit plans, allocated from The DIRECTV Group, amounted to $16 million in 2007, $15 million in 2006 and $12 million in 2005.

Note 10: Share-Based Payment

        Restricted Stock Units.    The Compensation Committee of The DIRECTV Group Board of Directors has granted restricted stock units under The DIRECTV Group, Inc. 2004 Stock Plan and a former plan to certain of our employees and executives. Annual awards are mostly performance-based, with final payments in shares of our Parent's common stock. Final payment can be reduced from the target award amounts based on the company's performance over a three or four year performance period in comparison with pre-established targets.

        During the year ended December 31, 2007, our employees were granted 2.5 million restricted stock units with a weighted average grant-date fair value of $23.69 per share. During the year ended December 31, 2006, our employees were granted 2.7 million restricted stock units with a weighted average grant-date fair value of approximately $13.57 per share. During the year ended December 31, 2005, our employees were granted 2.4 million restricted stock units with a weighted average grant-date fair value of approximately $16.64 per share. The grant date fair value of restricted stock units is based on the closing stock price of our Parent's common stock on the date of grant.

        Stock Options.    The DIRECTV Group Compensation Committee has also granted stock options to acquire our Parent's common stock to certain of our employees and executives. The exercise price of options granted is equal to at least 100% of the fair market value of the common stock on the date the options were granted. These nonqualified options generally vest over one to five years, expire ten years from date of grant and are subject to earlier termination under certain conditions. During the year ended December 31, 2007, our employees were granted 1.2 million stock options with a grant-date fair value of approximately $8.27 per share. No stock options were granted to our employees during 2006 or 2005. The grant date fair value of common stock options is determined by our Parent using the Black-Scholes valuation model.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table presents amounts recorded related to share-based compensation for the years ended December 31:

	2007	2006	2005
	(Dollars in Millions)
Share-based compensation expense recognized	$41	$34	$27
Tax benefits associated with share-based compensation expense	16	13	10
Actual tax benefits realized for the deduction of share-based compensation expense	19	13	6

        As of December 31, 2007, there was $58 million of unrecognized compensation costs related to unvested restricted stock units and stock options, which we expect to recognize as follows: $31 million in 2008, $21 million in 2009 and $6 million in 2010.

        As of December 31, 2007 our employees held 16.4 million stock options and 7.8 million restricted stock units.

Note 11: Related-Party Transactions

        In the ordinary course of our operations, we enter into related-party transactions with The DIRECTV Group, News Corporation, their affiliates, and companies in which we hold equity method investments.

        The DIRECTV Group and affiliates.    We determine our income taxes based upon our tax sharing agreement with The DIRECTV Group, which generally provides that the current income tax liability or receivable be computed as if we were a separate taxpayer. Payments made to our Parent under this tax sharing arrangement were $709 million in 2007, $727 million in 2006 and $36 million in 2005. We receive an allocation of employee benefit expenses from The DIRECTV Group. We believe that our consolidated financial statements reflect our cost of doing business in accordance with Securities and Exchange Commission Staff Accounting Bulleting No. 55, "Allocation of Expenses and Related Disclosures in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity."

        We paid dividends to our Parent in the amounts of $1,050 million in 2007 and $300 million in 2006. These dividends were from available cash and cash equivalents. Interest expense incurred related to $875 million borrowed from The DIRECTV Group was $7 million in 2005. During 2005, we repaid the $875 million borrowing and received a $538 million capital contribution from The DIRECTV Group in conjunction with our debt refinancing. See Note 7 for further discussion of the debt refinancing.

        During 2005, The DIRECTV Group contributed to us certain SPACEWAY satellite assets at its cost in the amount of $27 million, which we recorded as a capital contribution.

        News Corporation and affiliates.    News Corporation and its affiliates are considered related parties because, as of December 31, 2007, it owned approximately 41% of our Parent's outstanding common stock. Companies in which our Parent holds equity method investments are also considered related parties, which include HNS LLC from April 22, 2005 until the investment was sold in January 2006. We have the following types of contractual arrangements with News Corporation entities: purchase of programming, products and advertising; license of certain intellectual property, including patents; purchase of system access products, set-top receiver software and support services; sale of advertising

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

space and purchase of employee services; and use of facilities. The majority of payments under contractual arrangements with News Corporation entities relate to multi-year programming contracts. Payments under these contracts are typically subject to annual rate increases and are based on the number of subscribers receiving the related programming.

        The following table summarizes related-party transactions for the years ended December 31:

	2007	2006	2005
	(Dollars in Millions)
Sales:
News Corporation and affiliates	$17	$22	$18
The DIRECTV Group and affiliates	—	1	5

Total	$17	$23	$23

Purchases:
News Corporation and affiliates	$835	$740	$652
The DIRECTV Group and affiliates	1	—	15
Other	23	10	9

Total	$859	$750	$676

        The following table sets forth the amount of accounts receivable from and accounts payable to related-parties as of December 31:

	2007	2006
	(Dollars in Millions)
Accounts receivable	$20	$10

Accounts payable:
News Corporation and affiliates	$207	$156
The DIRECTV Group and affiliates	22	24
Other	41	23

Total	$270	$203

        The accounts receivable balances as of December 31, 2007 and December 31, 2006 are primarily related to affiliates of News Corporation. Accounts receivable as of December 31, 2007 includes $11 million for costs incurred on behalf of a News Corporation entity, which will be reimbursed pursuant to a reimbursement agreement.

Note 12: Commitments and Contingencies

  Commitments

        At December 31, 2007, minimum future commitments under noncancelable operating leases having lease terms in excess of one year were primarily for real property and aggregated $132 million, payable as follows: $32 million in 2008, $21 million in 2009, $19 million in 2010, $20 million in 2011, $21 million in 2012 and $19 million thereafter. Certain of these leases contain escalation clauses and renewal or purchase options, which we have not considered in the amounts disclosed. Rental expense under operating leases was $52 million for the year ended December 31, 2007, $49 million for the year ended December 31, 2006 and $46 million for the year ended December 31, 2005.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        At December 31, 2007, our minimum payments under agreements to purchase broadcast programming, and the purchase of services that we have outsourced to third parties, such as billing services, satellite telemetry, tracking and control, satellite construction, and launch contracts and broadcast center services aggregate $4,733 million, payable as follows: $1,253 million in 2008, $1,247 million in 2009, $1,142 million in 2010, $727 million in 2011, $199 million in 2012 and $165 million thereafter.

        At December 31, 2007, other long-term obligations totaling $325 million are payable approximately as follows: $76 million in 2008, $83 million in 2009, $86 million in 2010, $50 million in 2011, $5 million in 2012 and $25 million thereafter. These amounts are recorded in "Accounts payable and accrued liabilities" and "Other liabilities and deferred credits" in our Consolidated Balance Sheets.

        As part of an amended arrangement with Telesat Canada, a Canadian telecommunications and broadcast services company, we agreed to provide Telesat the use of three of our satellites, beginning in 2004, which were previously used as in-orbit spares, through the end of their useful lives and in return, Telesat agreed to allow us to use its 72.5° west longitude, or WL, orbital location through 2009. As part of these transactions, we recorded a $219 million 72.5° WL orbital license intangible asset and an accrual for deferred lease revenues of $117 million. We are amortizing the 72.5° WL orbital license intangible asset over an approximate five year period ending in 2009 and are recognizing the deferred lease revenues in "Revenues" in the Consolidated Statements of Operations over an approximate two year period ending in the first quarter of 2009.

  Contingencies

        Litigation.    Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at December 31, 2007. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material adverse effect on our consolidated results of operations or financial position.

        Finisar Corporation.    On April 4, 2005, Finisar Corporation filed a patent infringement action in the United States District Court for the Eastern District of Texas (Beaumont) alleging that The DIRECTV Group, DIRECTV Holdings LLC, DIRECTV Enterprises, LLC, DIRECTV Operations, LLC, DIRECTV, Inc., and DTV Network Systems, Inc. infringed U.S. Patent No. 5,404,505. On June 23, 2006, the jury determined that we willfully infringed this patent and awarded approximately $79 million in damages. On July 7, 2006, the Court entered its final written judgment which denied Finisar's request for an injunction and instead granted DIRECTV an ongoing royalty. Under this grant, we would be obligated to pay Finisar $1.60 per new set-top box manufactured for use with the DIRECTV system beginning June 17, 2006 and continuing until the patent expires in 2012 or is otherwise found to be invalid. The Court also increased the damages award by $25 million because of the jury finding of willful infringement and awarded pre-judgment interest of $13 million to Finisar. Post-judgment interest accrues on the total judgment.

        We filed a notice of appeal to the Court of Appeals for the Federal Circuit on October 5, 2006, and Finisar also filed a notice of appeal on October 18, 2006. A bond was submitted to the District

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Court in the amount of $127 million as required security for the damages awarded but not yet paid pending appeal plus interest for the anticipated duration of the appeal. We were successful in obtaining an order that post-judgment ongoing royalties shall be held in escrow pending outcome of the appeal. Through December 31, 2007, the ongoing royalties amounted to $33 million, which has been paid into escrow. Oral arguments on the appeal and cross-appeal were heard by the Court on January 7, 2008.

        Based on our review of the record in this case, including discussion with and analysis by counsel of the bases for our appeal, we have determined that we have a number of strong arguments available on appeal and, although there can be no assurance as to the ultimate outcome, we are confident that the judgment against us will ultimately be reversed, or remanded for a new trial in which we believe we would prevail. As a result, we have concluded that it is not probable that Finisar will ultimately prevail in this matter; therefore, we have not recorded any liability for this judgment nor are we recording any expense for the ongoing royalty.

  Satellites

        We may purchase in-orbit and launch insurance to mitigate the potential financial impact of satellite launch and in-orbit failures if the premium costs are considered economic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on our ability to provide service. At December 31, 2007, the net book value of in-orbit satellites was $1,556 million, of which $1,337 million was uninsured.

        Other.    As of December 31, 2007, included in "Investments and other assets" in the Consolidated Balance Sheets is a receivable for $34 million of the $57 million rebate that we can earn from Thomson by purchasing at least $4 billion of set-top receivers through June 2010. We have accrued this receivable based on our assessment that achievement of the minimum purchase requirement is both probable and reasonably estimable. On a quarterly basis, we assess the probability of earning the rebate over the contract term. If we subsequently determine that it is no longer probable that we will earn the rebate, we would be required to reverse the amount of the rebate earned to date as a charge to the Consolidated Statements of Operations at the time such determination is made. In connection with this agreement, we received approximately $200 million in cash in 2004 which has been deferred to "Unearned subscriber revenue and deferred credits" and "Other liabilities and deferred credits" in our Consolidated Balance Sheets and is recognized as a pro-rata reduction to the cost of set-top receivers purchased from Thomson.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13: Condensed Consolidating Financial Statements

        The following presents the condensed consolidating statements of operations for the years ended December 31, 2007, 2006 and 2005, the condensed consolidating balance sheets as of December 31, 2007 and 2006, and the condensed consolidating statements of cash flows for the years ended December 31, 2007, 2006 and 2005 of DIRECTV Holdings together with DIRECTV Financing Co., Inc., or the Co-Issuers, and each of DIRECTV Holdings' material subsidiaries (other than DIRECTV Financing), or the Guarantor Subsidiaries, and the eliminations necessary to present DIRECTV Holdings' financial statements on a consolidated basis. Prior year amounts have been revised to conform to the current presentation. These condensed consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of DIRECTV Holdings.

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2007

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Revenues	$67	$15,527	$(67)	$15,527
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	6,681	—	6,681
Subscriber service expenses	—	1,137	—	1,137
Broadcast operations expenses	—	216	—	216
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	1,901	—	1,901
Upgrade and retention costs	—	958	—	958
General and administrative expenses	—	851	(67)	784
Depreciation and amortization expense	—	1,448	—	1,448

Total operating costs and expenses	—	13,192	(67)	13,125

Operating profit	67	2,335	—	2,402
Equity in income of consolidated subsidiaries	1,394	—	(1,394)	—
Interest income	69	—	—	69
Interest expense	(193)	(23)	—	(216)
Other, net	—	(5)	—	(5)

Income before income taxes	1,337	2,307	(1,394)	2,250
Income tax benefit (expense)	22	(913)	—	(891)

Net income	$1,359	$1,394	$(1,394)	$1,359

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2006

	Co-Issuers	Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in Millions)
Revenues	$—	$13,744	$—	$13,744
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	5,830	—	5,830
Subscriber service expenses	—	1,057	—	1,057
Broadcast operations expenses	—	179	—	179
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	1,844	—	1,844
Upgrade and retention costs	—	852	—	852
General and administrative expenses	—	761	—	761
Depreciation and amortization expense	—	873	—	873

Total operating costs and expenses	—	11,396	—	11,396

Operating profit	—	2,348	—	2,348
Equity in income of consolidated subsidiaries	1,430	—	(1,430)	—
Interest income	69	—	—	69
Interest expense	(189)	(29)	—	(218)
Other, net	—	(4)	—	(4)

Income before income taxes	1,310	2,315	(1,430)	2,195
Income tax expense	46	(885)	—	(839)

Net income	$1,356	$1,430	$(1,430)	$1,356

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2005

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Revenues	$689	$12,216	$(689)	$12,216
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	579	5,159	(688)	5,050
Subscriber service expenses	—	935	—	935
Broadcast operations expenses	—	146	—	146
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	2,676	—	2,676
Upgrade and retention costs	—	1,106	—	1,106
General and administrative expenses	1	803	(1)	803
Depreciation and amortization expense	—	698	—	698

Total operating costs and expenses	580	11,523	(689)	11,414

Operating profit	109	693	—	802
Equity in income of consolidated subsidiaries	390	—	(390)	—
Interest income	26	—	—	26
Interest expense	(175)	(52)	—	(227)
Other, net	(66)	(2)	—	(68)

Income before income taxes	284	639	(390)	533
Income tax expense	41	(249)	—	(208)

Net income	$325	$390	$(390)	$325

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheet
As of December 31, 2007

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
ASSETS
Total current assets	$865	$1,763	$(81)	$2,547
Satellites, net	—	2,030	—	2,030
Property and equipment, net	—	3,230	—	3,230
Goodwill	1,828	1,204	—	3,032
Intangible assets, net	—	1,223	—	1,223
Other assets	6,126	490	(6,381)	235

Total assets	$8,819	$9,940	$(6,462)	$12,297

LIABILITIES AND OWNER'S EQUITY
Total current liabilities	$132	$2,865	$(81)	$2,916
Long-term debt	3,347	—	—	3,347
Deferred income taxes	—	559	(223)	336
Other liabilities and deferred credits	600	958	(600)	958
Owner's equity
Capital stock and additional paid-in capital	2,782	4,420	(4,420)	2,782
Retained earnings	1,958	1,138	(1,138)	1,958

Total owner's equity	4,740	5,558	(5,558)	4,740

Total liabilities and owner's equity	$8,819	$9,940	$(6,462)	$12,297

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2007

	Co-Issuers	Guarantor Subsidiaries	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Cash flows from operating activities
Net cash provided by operating activities	$496	$2,413	$2,909

Cash flows from investing activities
Cash paid for property and equipment	—	(621)	(621)
Cash paid for subscriber leased equipment-subscriber acquisition	—	(762)	(762)
Cash paid for subscriber leased equipment-upgrade and retention	—	(774)	(774)
Cash paid for satellites	—	(169)	(169)
Other	—	(9)	(9)

Net cash used in investing activities	—	(2,335)	(2,335)

Cash flows from financing activities
Repayment of long-term debt	(10)	—	(10)
Repayment of other long-term obligations	—	(72)	(72)
Cash dividend to Parent	(1,050)	—	(1,050)
Excess tax benefit from share-based compensation	—	4	4

Net cash used in financing activities	(1,060)	(68)	(1,128)

Net (decrease) increase in cash and cash equivalents	(564)	10	(554)
Cash and cash equivalents at beginning of the year	1,354	2	1,356

Cash and cash equivalents at the end of the year	$790	$12	$802

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2006

	Co-Issuers	Guarantor Subsidiaries	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Cash flows from operating activities
Net cash provided by operating activities	$497	$1,845	$2,342

Cash flows from investing activities
Cash paid for property and equipment	—	(504)	(504)
Cash paid for subscriber leased equipment-subscriber acquisition.	—	(599)	(599)
Cash paid for subscriber leased equipment-upgrade and retention	—	(473)	(473)
Cash paid for satellites	—	(222)	(222)
Proceeds from sale of property	—	12	12
Other	—	7	7

Net cash used in investing activities	—	(1,779)	(1,779)

Cash flows from financing activities
Repayment of long-term debt	(8)	—	(8)
Repayment of other long-term obligations	—	(67)	(67)
Cash dividend to Parent	(300)	—	(300)
Excess tax benefit from share-based compensation	—	3	3

Net cash used in financing activities	(308)	(64)	(372)

Net increase in cash and cash equivalents	189	2	191
Cash and cash equivalents at beginning of the year	1,165	—	1,165

Cash and cash equivalents at the end of the year	$1,354	$2	$1,356

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2005

	Co-Issuers	Guarantor Subsidiaries	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(385)	$1,668	$1,283

Cash flows from investing activities
Cash paid for property and equipment	—	(381)	(381)
Cash paid for satellites	—	(367)	(367)
Cash paid for acquired assets	—	(3)	(3)
Proceeds from sale of property	—	1	1

Net cash used in investing activities	—	(750)	(750)

Cash flows from financing activities
Cash proceeds from financing transactions	3,003	—	3,003
Cash contribution from Parent	538	—	538
Repayment of debt	(2,002)	—	(2,002)
Repayment of borrowing from Parent	(875)	—	(875)
Borrowings from (loans to) related parties	875	(875)	—
Repayment of other long-term obligations	—	(63)	(63)
Debt issuance costs	(4)	—	(4)

Net cash provided by (used in) financing activities	1,535	(938)	597

Net increase (decrease) in cash and cash equivalents	1,150	(20)	1,130
Cash and cash equivalents at beginning of the year	15	20	35

Cash and cash equivalents at the end of the year	$1,165	$—	$1,165

DIRECTV HOLDINGS LLC

SUPPLEMENTARY DATA

Selected Quarterly Data (Unaudited)	1st	2nd	3rd	4th
	(Dollars in Millions)
2007 Quarters
Revenues	$3,539	$3,726	$3,885	$4,377
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	1,483	1,513	1,657	2,028
Subscriber service expenses	280	281	291	285
Broadcast operations expenses	52	53	56	55
Selling, general and administrative expenses exclusive of depreciation and amortization expense
Subscriber acquisition costs	432	447	498	524
Upgrade and retention costs	226	197	268	267
General and administrative expenses	197	173	199	215
Depreciation and amortization expense	303	340	378	427

Total operating costs and expenses	2,973	3,004	3,347	3,801

Operating profit	566	722	538	576
Interest income	21	23	16	9
Interest expense	(52)	(54)	(56)	(54)
Other, net	(2)	1	1	(5)

Income before income taxes	533	692	499	526
Income tax expense	(208)	(276)	(198)	(209)

Net income	$325	$416	$301	$317

2006 Quarters
Revenues	$3,193	$3,319	$3,403	$3,829
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	1,331	1,315	1,417	1,767
Subscriber service expenses	237	255	286	279
Broadcast operations expenses	42	46	44	47
Selling, general and administrative expenses exclusive of depreciation and amortization expense
Subscriber acquisition costs	568	401	432	443
Upgrade and retention costs	293	144	208	207
General and administrative expenses	178	180	193	210
Depreciation and amortization expense	182	203	226	262

Total operating costs and expenses	2,831	2,544	2,806	3,215

Operating profit	362	775	597	614
Interest income	14	18	17	20
Interest expense	(56)	(54)	(53)	(55)
Other, net	—	(2)	—	(2)

Income before income taxes	320	737	561	577
Income tax expense	(122)	(282)	(214)	(221)

Net income	$198	$455	$347	$356

DIRECTV HOLDINGS LLC

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        We carried out an evaluation as of the end of the year covered by this Annual Report on Form 10-K under the supervision and with the participation of management, including our principal executive officers and financial officers, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, our principal executive officers and our financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2007.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Internal Control Over Financial Reporting

  Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America, or GAAP, and includes those policies and procedures that:

  •
  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

  •
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

  •
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the

DIRECTV HOLDINGS LLC

Treadway Commission (COSO). Based on their assessment and those criteria, management believes that, as of December 31, 2007, our internal control over financial reporting is effective.

        This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Omitted.

ITEM 11.    EXECUTIVE COMPENSATION

        Omitted.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Omitted

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Omitted.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The aggregate fees Deloitte & Touche LLP billed for professional services in 2007 and 2006 were:

Type of Fees	2007	2006
	(Dollars in Millions)
Audit Fees and Audit-Related Services	$2	$2

        "Audit Fees" are fees Deloitte & Touche LLP bills us for professional services for the audit of our consolidated financial statements included in Form 10-K and review of our consolidated financial statements included in Form 10-Qs. Deloitte & Touche LLP bills us for "Audit-Related Services," which are principally for accounting consultations and assurance and related services associated with our financing transactions. The DIRECTV Group engages our accountant on our behalf to render audit and non-audit services for us.

DIRECTV HOLDINGS LLC

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Page Number
1.	All Financial Statements	See Part II
2.	Financial Statement Schedule II-Valuation and Qualifying Accounts for the Years Ended December 31, 2007, 2006 and 2005	77
3.	Exhibits (Including Those Incorporated By Reference)

Exhibit Number	Exhibit Name
*3.1	Certificate of Formation of DIRECTV Holdings LLC dated as of June 11, 2002 (incorporated by reference to Exhibit 3.1 to the Form S-4 of DIRECTV Holdings LLC filed June 26, 2003 (the "Form S-4")).
*3.2	Certificate of Incorporation of DIRECTV Financing Co., Inc. dated as of February 5, 2003 (incorporated by reference to Exhibit 3.2 to the Form S-4).
*3.3	Limited Liability Company Agreement of DIRECTV Holdings LLC dated as of June 11, 2002 (incorporated by reference to Exhibit 3.9 to the Form S-4).
*3.4	Bylaws of DIRECTV Financing Co., Inc. (incorporated by reference to Exhibit 3.10 to the Form S-4).
*4.1
Indenture dated as of February 28, 2003 by and among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., as Issuers, DIRECTV, Inc., USSB II, Inc., DIRECTV Customer Services, Inc., DIRECTV Merchandising, Inc., DIRECTV Enterprises, LLC, DIRECTV Operations, LLC, as Guarantors, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 10-Q of Hughes Electronics Corporation ("HEC") filed May 8, 2003).
*4.2
Supplemental Indenture dated as of September 30, 2004 by and among DIRECTV Home Services, LLC, DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., the Guarantors and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.2 to the Form 10-K of DIRECTV Holdings LLC filed February 28, 2005).
*4.4	Form of 8 3/8% Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Form 10-Q of HEC filed May 8, 2003).
*4.5
Indenture, dated as of June 15, 2005, by and among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., the Guarantors signatory thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the DIRECTV Holdings LLC filed on June 20, 2005 (the "June 20, 2005 Form 8-K").
*4.6	Form of 6 3/8% Senior Notes due 2015 (incorporated by reference to Exhibit 10.1 to the June 20, 2005 Form 8-K).
*10.1	Intellectual Property License Agreement dated as of February 10, 2003, between HEC and DIRECTV Enterprises, LLC, as licensee (incorporated by reference to Exhibit 10.16 of the Form S-4).

DIRECTV HOLDINGS LLC

*10.5
Credit Agreement dated as of April 13, 2005 by and among DIRECTV Holdings LLC, Bank of America, N.A., as Administrative Agent and Collateral Agent, the lenders party to the Credit Agreement, certain subsidiaries of the DIRECTV Holdings LLC, as guarantors, JP Morgan Chase Bank, N.A., as Syndication Agent, Credit Suisse First Boston, Goldman Sachs Credit Partners, L.P. and Citicorp North America, Inc. as Co-Documentation Agents, and Banc of America Securities LLC and J.P. Morgan Securities Inc., as Co-Lead Arrangers and Co-Book Managers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of DIRECTV Holdings LLC and DIRECTV Financing Co., Inc. filed April 13, 2005 (the "April 13, 2005 8-K")).
*10.6
Security Agreement, dated as of April 13, 2005, by and among DIRECTV Holdings LLC, its subsidiaries named therein as grantors and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.2 to the April 13, 2005 8-K).
*10.7
Pledge Agreement, dated as of April 13, 2005, by and among DIRECTV Holdings LLC, its subsidiaries named therein as pledgors and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.3 to the April 13, 2005 8-K).
**31.1	Certification of Chief Executive Officer of DIRECTV Holdings LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ("Section 302").
**31.2	Certification of Chief Financial Officer of DIRECTV Holdings LLC pursuant to Section 302.
**31.3	Certification of Chief Executive Officer of DIRECTV Financing Co., Inc. pursuant to Section 302.
**31.4	Certification of Chief Financial Officer of DIRECTV Financing Co., Inc. pursuant to Section 302.
**32.1	Certification of the Chief Executive Officer of DIRECTV Holdings LLC pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ("Section 906").
**32.2	Certification of the Chief Financial Officer of DIRECTV Holdings LLC pursuant to Section 906.
**32.3	Certification of the Chief Executive Officer of DIRECTV Financing Co., Inc. pursuant to Section 906.
**32.4	Certification of the Chief Financial Officer of DIRECTV Financing Co., Inc. pursuant to Section 906.

*
Incorporated by reference

**
Filed herewith.

        A copy of any of the exhibits included in this Annual Report on Form 10-K, other than those as to which confidential treatment has been granted by the Securities and Exchange Commission, upon payment of a fee to cover the reasonable expenses of furnishing such exhibits, may be obtained by written request to us at the address set forth on the front cover, attention General Counsel.

DIRECTV HOLDINGS LLC

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of year	Additions Charged to costs and expenses	Additions Charged to other accounts		Deductions		Balance at end of year
	(Dollars in Millions)
For the Year Ended December 31, 2007
Allowances Deducted from Assets
Accounts receivable (allowance for doubtful receivables)	$(39)	$(172)	$(158)	(a)	$330	(b)	$(39)

For the Year Ended December 31, 2006
Allowances Deducted from Assets
Accounts receivable (allowance for doubtful receivables)	$(50)	$(184)	$(119	)(a)	$314	(b)	$(39)

For the Year Ended December 31, 2005
Allowances Deducted from Assets
Accounts receivable (allowance for doubtful receivables)	$(64)	$(231)	$(101	)(a)	$346	(b)	$(50)

(a)
Primarily reflects the recovery of accounts previously written-off.
(b)
Primarily relates to accounts written-off.

        The accompanying notes are an integral part of these Consolidated Financial Statements. Prior year amounts have been revised to conform to the current presentation to exclude amounts related to non-trade receivables.

DIRECTV HOLDINGS LLC

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DIRECTV HOLDINGS LLC (Registrant)
Date: February 27, 2008	By:	/s/ PATRICK T. DOYLE Patrick T. Doyle Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 27th day of February 2008 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ CHASE CAREY Chase Carey	President, Chief Executive Officer and Director	}Principal Executive Officer
/s/ PATRICK T. DOYLE Patrick T. Doyle	Senior Vice President, Chief Financial Officer	}Principal Financial Officer
/s/ JOHN F. MURPHY John F. Murphy	Senior Vice President, Controller and Chief Accounting Officer	}Principal Accounting Officer
/s/ LARRY D. HUNTER Larry D. Hunter	Executive Vice President, General Counsel, Secretary and Director

DIRECTV HOLDINGS LLC

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DIRECTV FINANCING CO., INC. (Registrant)
Date: February 27, 2008	By:	/s/ PATRICK T. DOYLE Patrick T. Doyle Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 27th day of February 2008 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ CHASE CAREY Chase Carey	President, Chief Executive Officer and Director	}Principal Executive Officer
/s/ PATRICK T. DOYLE Patrick T. Doyle	Senior Vice President and Chief Financial Officer	}Principal Financial Officer
/s/ JOHN F. MURPHY John F. Murphy	Senior Vice President, Controller and Chief Accounting Officer	}Principal Accounting Officer

DIRECTV HOLDINGS LLC

EXHIBIT INDEX

Exhibit Number	Exhibit Name
31.1*	Certification of Chief Executive Officer of DIRECTV Holdings LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ("Section 302").
31.2*	Certification of Chief Financial Officer of DIRECTV Holdings LLC pursuant to Section 302.
31.3*	Certification of Chief Executive Officer of DIRECTV Financing Co., Inc. pursuant to Section 302.
31.4*	Certification of Chief Financial Officer of DIRECTV Financing Co., Inc. pursuant to Section 302.
32.1*	Certification of the Chief Executive Officer of DIRECTV Holdings LLC pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ("Section 906").
32.2*	Certification of the Chief Financial Officer of DIRECTV Holdings LLC pursuant to Section 906.
32.3*	Certification of the Chief Executive Officer of DIRECTV Financing Co., Inc. pursuant to Section 906.
32.4*	Certification of the Chief Financial Officer of DIRECTV Financing Co., Inc. pursuant to Section 906.

*
Filed herewith.

        A copy of any of the exhibits included in this Annual Report on Form 10-K, other than those as to which confidential treatment has been granted by the Securities and Exchange Commission, upon payment of a fee to cover the reasonable expenses of furnishing such exhibits, may be obtained by written request to us at the address set forth on the front cover, attention General Counsel.

QuickLinks

TABLE OF CONTENTS
CAUTIONARY STATEMENT FOR PURPOSE OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
DIRECTV HOLDINGS LLC CONSOLIDATED STATEMENTS OF OPERATIONS
DIRECTV HOLDINGS LLC CONSOLIDATED BALANCE SHEETS
DIRECTV HOLDINGS LLC CONSOLIDATED STATEMENTS OF CHANGES IN OWNER'S EQUITY
DIRECTV HOLDINGS LLC CONSOLIDATED STATEMENTS OF CASH FLOWS
Condensed Consolidating Balance Sheet As of December 31, 2007
DIRECTV HOLDINGS LLC SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
DIRECTV HOLDINGS LLC SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
SIGNATURES