Form 10-Q
period 2008-03-31
DIRECTV FINANCING CO INC; DIRECTV HOLDINGS LLC
filed 2008-05-07
CIK 1234307, 1234308

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or
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

ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(Dollars in Millions)
Revenues	$4,049	$3,539
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	1,683	1,483
Subscriber service expenses	274	280
Broadcast operations expenses	61	52
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	530	432
Upgrade and retention costs	255	226
General and administrative expenses	189	197
Depreciation and amortization expense	464	303

Total operating costs and expenses	3,456	2,973

Operating profit	593	566
Interest income	9	21
Interest expense	(55)	(52)
Other, net	—	(2)

Income before income taxes	547	533
Income tax expense	(215)	(208)

Net income	$332	$325

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2008	December 31, 2007
	(Dollars in Millions)
ASSETS
Current assets
Cash and cash equivalents	$1,175	$802
Accounts receivable, net of allowances of $34 and $39	1,199	1,387
Inventories	150	187
Deferred income taxes	33	29
Prepaid expenses and other	137	142

Total current assets	2,694	2,547
Satellites, net	2,049	2,030
Property and equipment, net	3,318	3,230
Goodwill	3,032	3,032
Intangible assets, net	1,135	1,223
Other assets	229	235

Total assets	$12,457	$12,297

LIABILITIES AND OWNER'S EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,478	$2,548
Unearned subscriber revenue and deferred credits	329	320
Current portion of long-term debt	60	48

Total current liabilities	2,867	2,916
Long-term debt	3,332	3,347
Deferred income taxes	362	336
Other liabilities and deferred credits	903	958
Commitments and contingencies
Owner's equity
Capital stock and additional paid-in capital	2,703	2,782
Retained earnings	2,290	1,958

Total owner's equity	4,993	4,740

Total liabilities and owner's equity	$12,457	$12,297

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
	2008	2007
	(Dollars in Millions)
Cash Flows from Operating Activities
Net income	$332	$325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	464	303
Amortization of deferred revenues and deferred credits	(25)	(12)
Deferred income taxes	26	41
Other	14	11
Change in other operating assets and liabilities
Accounts receivable	188	198
Inventories	37	(33)
Prepaid expenses and other	1	(23)
Accounts payable and accrued liabilities	(83)	21
Unearned subscriber revenue and deferred credits	9	37
Other, net	11	23

Net cash provided by operating activities	974	891

Cash Flows from Investing Activities
Cash paid for property and equipment	(106)	(169)
Cash paid for subscriber leased equipment—subscriber acquisitions	(156)	(188)
Cash paid for subscriber leased equipment—upgrade and retention	(161)	(218)
Cash paid for satellites	(46)	(54)
Other	4	(1)

Net cash used in investing activities	(465)	(630)

Cash Flows from Financing Activities
Repayment of long-term debt	(3)	(3)
Repayment of other long-term obligations	(40)	(17)
Cash dividend to Parent	(100)	—
Excess tax benefit from share-based compensation	7	4

Net cash used in financing activities	(136)	(16)

Net increase in cash and cash equivalents	373	245
Cash and cash equivalents at beginning of the period	802	1,356

Cash and cash equivalents at the end of the period	$1,175	$1,601

Supplemental cash flow information
Cash paid for interest	$58	$49
Cash paid for income taxes	49	53

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

        On February 27, 2008, Liberty Media Corporation, or Liberty Media, and News Corporation completed a transaction in which Liberty Media acquired News Corporation's approximately 41% interest in our Parent, which we refer to as the Liberty Transaction. On April 3, 2008, Liberty Media announced that it had purchased an additional 78.3 million shares of our Parent's common stock in a private transaction, increasing its beneficial ownership to approximately 48%.

        We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal recurring items) that are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission, or SEC, on February 27, 2008 and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

Note 2: Accounting Changes and New Accounting Standards

  Accounting Changes

        On January 1, 2008 we adopted Statement of Financial Accounting Standards, or SFAS, No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115." SFAS No. 159 permits, but does not require, companies to report at fair value the majority of recognized financial assets, financial liabilities and firm commitments. Under this standard, unrealized gains and losses on items for which the fair value option is elected are reported in earnings at each subsequent reporting date. Our adoption of SFAS No. 159 did not have any effect on our consolidated results of operations or financial position, as we have not elected to report subject instruments at fair value.

        On January 1, 2008 we adopted SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, sets out a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements of assets and liabilities to include disclosure about inputs used in the determination of fair value using the following three categories:

  Level 1: Quoted market prices in active markets for identical assets or liabilities.
  Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
  Level 3: Unobservable inputs that are not corroborated by market data.

        SFAS No. 157 applies under other accounting pronouncements previously issued by the FASB that require or permit fair value measurements. Our adoption of SFAS No. 157 did not have any effect on our consolidated results of operations or financial position.

        On January 1, 2008 we adopted Emerging Issues Task Force, or EITF, Issue No. 06-1, "Accounting for Consideration Given by a Service Provider to a Manufacturer or Reseller of Equipment Necessary for an End-Customer to Receive Service from the Service Provider." EITF No. 06-1 provides guidance

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

to service providers regarding the proper reporting of consideration given to manufacturers or resellers of equipment necessary for an end-customer to receive its services. Depending on the circumstances, such consideration is reported as either an expense or a reduction of revenues. Our adoption of EITF No. 06-1 did not have any effect on our consolidated results of operations or financial position.

New Accounting Standards

        In December 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No.160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment to ARB No. 51." SFAS No. 160 establishes standards of accounting and reporting of noncontrolling interests in subsidiaries, currently known as minority interests, in consolidated financial statements, provides guidance on accounting for changes in the parent's ownership interest in a subsidiary and establishes standards of accounting of the deconsolidation of a subsidiary due to the loss of control. SFAS No.160 requires an entity to present minority interests as a component of equity. Additionally, SFAS No. 160 requires an entity to present net income and consolidated comprehensive income attributable to the parent and the minority interest separately on the face of the consolidated financial statements. We are currently assessing the effect SFAS No. 160 will have on our consolidated results of operations and financial position when adopted, as required, on January 1, 2009.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations." SFAS No. 141R requires the acquiring entity to recognize and measure at an acquisition date fair value all identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree. The Statement recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS No. 141R requires disclosures about the nature and financial effect of the business combination and also changes the accounting for certain income tax assets recorded in purchase accounting. We are currently assessing the effect SFAS No. 141R will have on our consolidated results of operations and financial position when adopted, as required, on January 1, 2009.

Note 3: Intangible Assets

        The following table sets forth the amounts recorded for intangible assets as of the periods presented:

		March 31, 2008			December 31, 2007
	Estimated Useful Lives (years)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
		(Dollars in Millions)
Orbital slots	Indefinite	$432		$432	$432		$432
72.5° WL Orbital license	5	219	$151	68	219	$140	79
Subscriber related	5-10	1,348	924	424	1,348	860	488
Dealer network	15	130	72	58	130	71	59
Distribution rights	7	334	181	153	334	169	165

Total intangible assets		$2,463	$1,328	$1,135	$2,463	$1,240	$1,223

        The following table sets forth amortization expense for intangible assets for each of the periods presented:

	Three Months Ended March 31,
	2008	2007
	(Dollars in Millions)
Amortization expense	$88	$89

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

        Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $264 million for the remainder of 2008, $289 million in 2009, $90 million in 2010, $34 million in 2011, $10 million in 2012 and $16 million thereafter.

Note 4: Borrowings

        The following table sets forth our outstanding borrowings:

	Interest Rates at March 31, 2008	March 31, 2008	December 31, 2007
		(Dollars in Millions)
8.375% senior notes due in 2013	8.375%	$910	$910
6.375% senior notes due in 2015	6.375%	1,000	1,000
Senior secured credit facility	3.950%	1,480	1,483
Unamortized bond premium	—	2	2

Total debt		3,392	3,395
Less: Current portion of long-term debt		60	48

Long-term debt		$3,332	$3,347

        The fair value of our 8.375% senior notes was approximately $928 million at March 31, 2008 and approximately $948 million at December 31, 2007. The fair value of our 6.375% senior notes was approximately $937 million at March 31, 2008 and approximately $962 million at December 31, 2007. We calculated the fair values based on quoted market prices of our senior notes, which is a Level 1 input under SFAS No. 157, on those dates.

        Our notes payable and senior secured credit facility mature as follows: $45 million in the remainder of 2008; $98 million in 2009; $297 million in 2010; $98 million in 2011; $10 million in 2012 and $2,842 million thereafter. These amounts do not reflect potential prepayments that may be required under our senior secured credit facility, which could result from a computation that we may be required to make at each year end under the credit agreement. We were not required to make a prepayment for the year ended December 31, 2007. The amount of interest accrued related to our outstanding debt was $22 million at March 31, 2008 and $26 million at December 31, 2007.

        Covenants and Restrictions.    The senior secured credit facility requires us to comply with certain financial covenants. The senior notes and the senior secured credit facility also include covenants that restrict our ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another entity, (vi) sell, assign, lease or otherwise dispose of all or substantially all of our assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the credit agreement and senior notes indentures. Should we fail to comply with these covenants, all or a portion of our borrowings under the senior notes and senior secured credit facility could become immediately payable and our revolving credit facility could be terminated. At March 31, 2008, we were in compliance with all such covenants. The senior notes and senior secured credit facility also provide that the borrowings may be required to be prepaid if certain change-in-control events occur.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5: Contingencies

  Litigation

        Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at March 31, 2008. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material adverse effect on our consolidated results of operations or financial position.

        Finisar Corporation.    As previously reported, we filed a notice of appeal to the Court of Appeals for the Federal Circuit on October 5, 2006 from a jury determination that The DIRECTV Group, Inc. and certain of its subsidiaries, including DIRECTV Holdings, willfully infringed a patent owned by Finisar Corporation and an award by the jury of approximately $79 million in damages. The trial court increased the damages award by $25 million because of the jury finding of willful infringement and awarded pre-judgment interest of $13 million to Finisar. We were also ordered to pay into escrow $1.60 per new set-top receiver manufactured for use with the DIRECTV system beginning June 17, 2006 and continuing until the patent expires in 2012 or was otherwise found to be invalid. Through March 31, 2008, the ongoing royalties amounted to $37 million, which has been paid into escrow.

        Finisar also filed a notice of appeal on October 18, 2006 and oral arguments on the appeal and cross appeal were heard by the Court of Appeals on January 7, 2008.

        On April 18, 2008, the Court of Appeals vacated (set aside) the verdict of infringement, and sent the case back to the district court for further proceedings and possible retrial on a limited number of claims. The Court of Appeals, ruled that the lower court had used erroneous interpretations of certain important terms in the patent claims. Thus the district court must now determine whether there is any infringement using the correct interpretations, which are the ones we originally suggested. Regarding our defenses of invalidity, the Court of Appeals found that one of the principal independent claims of the patent is clearly anticipated by the prior art we presented. The Court of Appeals then remanded the question of validity for the remaining claims back to the district court for further consideration in view of this invalidity ruling. The Court of Appeals also reversed the verdict of willful infringement, and affirmed earlier rulings of the district court that held several additional claims to be invalid. On May 2, 2008, Finisar filed a petition for rehearing by the Court of Appeals. We anticipate that the bond will be released and the escrowed funds will be returned once the appellate proceedings become final.

        We have not recorded any liability for this litigation or for the compulsory license. Based on our review and discussion with and analysis by counsel we believe that it is not probable that Finisar will ultimately prevail, particularly in light of the Court of Appeals' ruling.

  Satellites

        We may purchase in-orbit and launch insurance to mitigate the potential financial impact of satellite launch and in-orbit failures if the premium costs are considered economic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

mitigate the impact that a satellite failure could have on our ability to provide service. At March 31, 2008, the net book value of in-orbit satellites was $1,516 million of which $1,302 million was uninsured.

  Other

        As of March 31, 2008, included in "Other assets" in the Consolidated Balance Sheets is a receivable for $34 million of the $57 million rebate that we can earn from Thomson by purchasing at least $4 billion of set-top receivers through June 2010. We have accrued this receivable based on our assessment that achievement of the minimum purchase requirement is both probable and reasonably estimable. On a quarterly basis, we assess the probability of earning the rebate over the contract term. If we subsequently determine that it is no longer probable that we will earn the rebate, we would be required to reverse the amount of the rebate earned to date, most of which would be recorded as a charge to the Consolidated Statements of Operations at the time such determination is made.

Note 6: Related Party Transactions

        In the ordinary course of our operations, we enter into transactions with related parties as discussed below.

The DIRECTV Group and affiliates

        We determine our income taxes based upon our tax sharing agreement with The DIRECTV Group, which generally provides that the current income tax liability or receivable be computed as if we were a separate taxpayer. Payments made to our Parent under this tax sharing arrangement were $47 million for the three months ended March 31, 2008 and $45 million for the three months ended March 31, 2007. We receive an allocation of employee benefit expenses from The DIRECTV Group. We believe that our consolidated financial statements reflect our cost of doing business in accordance with SEC Staff Accounting Bulleting No. 55, "Allocation of Expenses and Related Disclosures in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity."

        During the first quarter of 2008, we paid a $100 million dividend to our Parent from available cash and cash equivalents.

Liberty Media, Liberty Global and Discovery Holding Company

        As a result of the completion of the Liberty Transaction, beginning February 27, 2008, transactions with Liberty Media and its affiliates, including its equity method investees may be considered to be related party transactions as Liberty Media currently owns approximately 48% of our Parent's outstanding common stock. Our transactions with Liberty Media and its affiliates consist primarily of the purchase of programming.

        In addition, John Malone, Chairman of the Board of Directors of our Parent and of Liberty Media, has an approximate 31% voting interest in Discovery Holding Company, or Discovery Holding, and an approximate 34% voting interest in Liberty Global, and serves as Chairman of both companies, and certain of Liberty Media's management and directors also serve in management or director roles at Discovery Holding or Liberty Global. As a result of this common ownership and management, transactions with Discovery Holding and Liberty Global, and their equity method investees may be considered to be related party transactions. Our transactions with Discovery Holding and Liberty Global consist primarily of purchases of programming created, owned or distributed by Discovery Holding and its subsidiaries and investees.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

News Corporation and affiliates

        News Corporation and its affiliates were considered related parties until February 27, 2008, when it sold its 41% interest in our Parent's common stock to Liberty Media. Accordingly, the following contractual arrangements with News Corporation and its affiliates are considered related party transactions and reported through February 27, 2008: purchase of programming, products and advertising; license of certain intellectual property, including patents; purchase of system access products, set-top receiver software and support services; sale of advertising space; purchase of employee services; and use of facilities.

        The majority of payments under contractual arrangements with Liberty Media, Discovery Holding, Liberty Global and News Corporation entities relate to multi-year programming contracts. Payments under these contracts are typically subject to annual rate increases and are based on the number of subscribers receiving the related programming.

Other

        Companies in which we hold equity method investments are also considered related parties.

        The following table summarizes sales to, and purchases from, related parties:

	Three Months Ended March 31,
	2008	2007
	(Dollars in Millions)
Sales:
Liberty Media and affiliates	$7	$—
Discovery Holding, Liberty Global and affiliates	1	—
News Corporation and affiliates	2	4

Total	$10	$4

Purchases:
Liberty Media and affiliates	$27	$—
Discovery Holding, Liberty Global and affiliates	16	—
News Corporation and affiliates	157	204
Other	8	4

Total	$208	$208

        The following table sets forth the amount of accounts receivable from and accounts payable to related parties as of:

	March 31, 2008	December 31, 2007
	(Dollars in Millions)
Accounts receivable	$14	$20
Accounts payable	175	270

        The accounts receivable and accounts payable balances as of March 31, 2008 are primarily related to affiliates of Liberty Media and the accounts receivable and accounts payable balances as of December 31, 2007 are primarily related to affiliates of News Corporation.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 7: Condensed Consolidating Financial Statements

        The following presents the condensed consolidating statements of operations for the three months ended March 31, 2008 and 2007, the condensed consolidating balance sheets as of March 31, 2008 and December 31, 2007, and the condensed consolidating statements of cash flows for the three months ended March 31, 2008 and 2007 of DIRECTV Holdings together with DIRECTV Financing Co., Inc., or the Co-Issuers, and each of DIRECTV Holdings' material subsidiaries (other than DIRECTV Financing), or the Guarantor Subsidiaries, and the eliminations necessary to present DIRECTV Holdings' financial statements on a consolidated basis. These condensed consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of DIRECTV Holdings.

Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2008

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Revenues	$51	$4,049	$(51)	$4,049
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	1,683	—	1,683
Subscriber service expenses	—	274	—	274
Broadcast operations expenses	—	61	—	61
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	530	—	530
Upgrade and retention costs	—	255	—	255
General and administrative expenses	—	240	(51)	189
Depreciation and amortization expense	—	464	—	464

Total operating costs and expenses	—	3,507	(51)	3,456

Operating profit	51	542	—	593
Equity in income of consolidated subsidiaries	327	—	(327)	—
Interest income	9	—	—	9
Interest expense	(51)	(4)	—	(55)
Other, net	—	—	—	—

Income before income taxes	336	538	(327)	547
Income tax expense	(4)	(211)	—	(215)

Net income	$332	$327	$(327)	$332

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2007

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Revenues	$—	$3,539	$—	$3,539
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	1,483	—	1,483
Subscriber service expenses	—	280	—	280
Broadcast operations expenses	—	52	—	52
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	432	—	432
Upgrade and retention costs	—	226	—	226
General and administrative expenses	—	197	—	197
Depreciation and amortization expense	—	303	—	303

Total operating costs and expenses	—	2,973	—	2,973

Operating profit	—	566	—	566
Equity in income of consolidated subsidiaries	341	—	(341)	—
Interest income	21	—	—	21
Interest expense	(47)	(5)	—	(52)
Other, net	—	(2)	—	(2)

Income before income taxes	315	559	(341)	533
Income tax benefit (expense)	10	(218)	—	(208)

Net income	$325	$341	$(341)	$325

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Balance Sheet
As of March 31, 2008

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
ASSETS
Total current assets	$1,185	$1,579	$(70)	$2,694
Satellites, net	—	2,049	—	2,049
Property and equipment, net	—	3,318	—	3,318
Goodwill	1,828	1,204	—	3,032
Intangible assets, net	—	1,135	—	1,135
Other assets	6,660	916	(7,347)	229

Total assets	$9,673	$10,201	$(7,417)	$12,457

LIABILITIES AND OWNER'S EQUITY
Total current liabilities	$124	$2,812	$(69)	$2,867
Long-term debt	3,332	—	—	3,332
Deferred income taxes	—	581	(219)	362
Other liabilities and deferred credits	1,224	903	(1,224)	903
Owner's equity
Capital stock and additional paid-in capital	2,703	4,440	(4,440)	2,703
Retained earnings	2,290	1,465	(1,465)	2,290

Total owner's equity	4,993	5,905	(5,905)	4,993

Total liabilities and owner's equity	$9,673	$10,201	$(7,417)	$12,457

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2008

	Co-Issuers	Guarantor Subsidiaries	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Cash flows from operating activities
Net cash provided by operating activities	$446	$528	$974

Cash flows from investing activities
Cash paid for property and equipment	—	(106)	(106)
Cash paid for subscriber leased equipment—subscriber acquisition	—	(156)	(156)
Cash paid for subscriber leased equipment—upgrade and retention	—	(161)	(161)
Cash paid for satellites	—	(46)	(46)
Other	—	4	4

Net cash used in investing activities	—	(465)	(465)

Cash flows from financing activities
Repayment of long-term debt	(3)	—	(3)
Repayment of other long-term obligations	—	(40)	(40)
Cash dividend to Parent	(100)	—	(100)
Excess tax benefit from share-based compensation	—	7	7

Net cash used in financing activities	(103)	(33)	(136)

Net increase in cash and cash equivalents	343	30	373
Cash and cash equivalents at beginning of the period	790	12	802

Cash and cash equivalents at the end of the period	$1,133	$42	$1,175

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2007

	Co-Issuers	Guarantor Subsidiaries	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Cash flows from operating activities
Net cash provided by operating activities	$244	$647	$891

Cash flows from investing activities
Cash paid for property and equipment	—	(169)	(169)
Cash paid for subscriber leased equipment—subscriber acquisition	—	(188)	(188)
Cash paid for subscriber leased equipment—upgrade and retention	—	(218)	(218)
Cash paid for satellites	—	(54)	(54)
Other	—	(1)	(1)

Net cash used in investing activities	—	(630)	(630)

Cash flows from financing activities
Repayment of long-term debt	(3)	—	(3)
Repayment of other long-term obligations	—	(17)	(17)
Excess tax benefit from share-based compensation	—	4	4

Net cash used in financing activities	(3)	(13)	(16)

Net increase in cash and cash equivalents	241	4	245
Cash and cash equivalents at beginning of the period	1,354	2	1,356

Cash and cash equivalents at the end of the period	$1,595	$6	$1,601

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

(Unaudited)

Note 8: Subsequent Events

New Borrowings

        We are in the process of obtaining additional borrowings of approximately $2 billion, the proceeds of which will be used for general corporate purposes and to pay dividends to our Parent for use in its share repurchase program or general corporate purposes. Such proposed new borrowings are subject to market conditions and other factors, so there is no assurance that such borrowings will be completed or, if completed, will provide the anticipated amount of funding. We anticipate that these borrowing transactions will be completed in May 2008.

180 Connect Acquisition

        On April 18, 2008, we announced an agreement to acquire 100% of 180 Connect, Inc.'s, or 180 Connect, outstanding common stock and exchangeable shares. In a separate transaction announced simultaneously, UniTek USA, LLC has agreed to acquire 100% of 180 Connect's cable service operating unit and certain of our installation services markets in exchange for satellite installation services in certain markets and cash. This transaction is expected to close immediately following our acquisition of 180 Connect.

        These transactions will provide us with control over a significant portion of our installation and home service network. We estimate net cash payments of approximately $74 million, including the equity purchase price, repayment of assumed debt and transaction costs when the transactions close, which we expect to occur in the third quarter of 2008. We will account for these transactions using the purchase method of accounting.

DIRECTV HOLDINGS LLC

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following management's discussion and analysis should be read in conjunction with our management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 27, 2008 and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

        This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, "forward-looking statements" within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as we "believe," "estimate," "expect," "anticipate," "intend," "plan," "foresee," "project" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from historical results or from those expressed or implied by the relevant forward-looking statement. We discuss these risks and uncertainties in detail in Part I, Item 1A of our 2007 Form 10-K.

BUSINESS OVERVIEW

        We are a wholly-owned subsidiary of The DIRECTV Group and our subsidiaries include DIRECTV Enterprises, LLC and its wholly-owned subsidiaries and DIRECTV Financing Co., Inc. We acquire, promote, sell and distribute digital entertainment programming via satellite to residential and commercial subscribers. We are the largest provider of direct-to-home, or DTH, digital television services and the second largest provider in the multi-channel video programming distribution, or MVPD, industry in the United States. As of March 31, 2008, we had approximately 17.0 million subscribers.

        DIRECTV U.S. currently broadcasts from a fleet of ten geosynchronous satellites, including nine owned satellites and one leased satellite. Our eleventh satellite, DIRECTV 11, was successfully launched March 19, 2008 and will operate from our 99° west longitude, or WL, orbital location once in-orbit testing is completed during the third quarter of 2008. Once operational, DIRECTV 11 will provide us with increased capability for local and national high definition, or HD, as well as capacity for new interactive and enhanced services. DIRECTV 12 is under construction and will be ready for launch in the second half of 2009.

  Lease Program

        The following table sets forth the amount of set-top receivers we capitalized, and depreciation expense we recorded under the lease program implemented in 2006 for each of the periods presented:

	Three Months Ended March 31,
Capitalized subscriber leased equipment:
	2008	2007
	(Dollars in Millions)
Subscriber leased equipment—subscriber acquisitions	$156	$188
Subscriber leased equipment—upgrade and retention costs	161	218

Total subscriber leased equipment capitalized	$317	$406

Depreciation expense—subscriber leased equipment	$241	$114

DIRECTV HOLDINGS LLC

KEY TERMINOLOGY

        The following key terminology is used in management's discussion and analysis of financial condition and results of operations:

        Revenues.    We earn revenues mostly from monthly fees we charge subscribers for subscriptions to basic and premium channel programming, HD programming and access fees, pay-per-view programming, and seasonal and live sporting events. We also earn revenues from monthly fees that we charge subscribers with multiple non-leased set-top receivers (which we refer to as mirroring fees), monthly fees we charge subscribers for leased set-top receivers, monthly fees we charge subscribers for digital video recorder, or DVR, service, hardware revenues from subscribers who lease or purchase set-top receivers from us, our published programming guide, warranty service fees and advertising services.

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

DIRECTV HOLDINGS LLC

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

        Subscriber Count.    The total number of subscribers represents the total number of subscribers actively subscribing to our service, including seasonal subscribers, subscribers who are in the process of relocating and commercial equivalent viewing units. In March 2008, we implemented a change in our commercial pricing and packaging to increase our competitiveness. As a result, during the first quarter of 2008, we made a one-time downward adjustment to the subscriber count of approximately 71,000 subscribers related to commercial equivalent viewing units.

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

DIRECTV HOLDINGS LLC

Results of Operations

        The following table sets forth our unaudited consolidated statements of operations and certain other operating data:

	Three Months Ended March 31,		Change
	2008	2007	$	%
	(Dollars in Millions, except per subscriber data)
Revenues	$4,049	$3,539	$510	14.4%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	1,683	1,483	200	13.5%
Subscriber service expenses	274	280	(6)	(2.1)%
Broadcast operations expenses	61	52	9	17.3%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	530	432	98	22.7%
Upgrade and retention costs	255	226	29	12.8%
General and administrative expenses	189	197	(8)	(4.1)%
Depreciation and amortization expense	464	303	161	53.1%

Total operating costs and expenses	3,456	2,973	483	16.2%

Operating profit	593	566	27	4.8%
Interest income	9	21	(12)	(57.1)%
Interest expense	(55)	(52)	(3)	5.8%
Other, net	—	(2)	2	(100.0)%

Income before income taxes	547	533	14	2.6%
Income tax expense	(215)	(208)	(7)	3.4%

Net income	$332	$325	$7	2.2%

Other Data:
Operating profit	$593	$566	$27	4.8%
Add: Depreciation and amortization expense	464	303	161	53.1%

Operating profit before depreciation and amortization(1)	$1,057	$869	$188	21.6%

Operating profit before depreciation and amortization—margin(1)	26.1%	24.6%	N/A	6.1%
Capital expenditures(2)	$482	$618	$(136)	(22.0)%
Net cash provided by operating activities	$974	$891	$83	9.3%
Net cash used in investing activities	(465)	(630)	165	(26.2)%
Net cash used in financing activities	(136)	(16)	(120)	750.0%
Net cash provided by operating activities	$974	$891	$83	9.3%
Less: Cash paid for property and equipment	(106)	(169)	63	(37.3)%
Cash paid for subscriber leased equipment—subscriber acquisitions	(156)	(188)	32	(17.0)%
Cash paid for subscriber leased equipment—upgrade and retention	(161)	(218)	57	(26.1)%
Cash paid for satellites	(46)	(54)	8	(14.8)%

Free cash flow(3)	$505	$262	$243	92.7%

DIRECTV HOLDINGS LLC

Average monthly revenue per subscriber (ARPU)	$79.70	$73.40	$6.30	8.6%
Average monthly subscriber churn %	1.36%	1.44%	—	(5.6)%
Average subscriber acquisition costs—per subscriber (SAC)	$712	$667	$45	6.7%
Gross subscriber additions (000's)	964	929	35	3.8%
Net subscriber additions (000's)	275	235	40	17.0%
Total number of subscribers (000's)(4)	17,035	16,188	847	5.2%

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

DIRECTV HOLDINGS LLC

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

(4)
As discussed above in "Key Terminology," during the first quarter of 2008, we had a one-time downward adjustment to our subscriber count of approximately 71,000 subscribers related to commercial equivalent viewing units. This adjustment did not affect our revenue, operating profit, cash flows, net subscriber additions or average monthly subscriber churn.

Three Months Ended March 31, 2008 Compared with the Three Months Ended March 31, 2007

        Subscribers.    In the first quarter of 2008, gross subscriber additions increased compared to the first quarter of 2007 due to higher demand for HD and DVR services and increased sales in our direct sales channel. Average monthly subscriber churn decreased primarily due to increased sales of HD and DVR services as well as the effect of more stringent credit policies. Net subscriber additions increased due to the higher gross subscriber additions and lower average monthly subscriber churn.

        Revenues.    Our revenues increased as of result of higher ARPU and the larger subscriber base. The increase in ARPU resulted primarily from price increases on programming packages, higher HD and DVR equipment and service fees, higher pay-per-view event revenues, an increase in lease fees due to higher average number of receivers per subscriber and an increase in ad sales.

        Operating profit before depreciation and amortization.    The improvement of operating profit before depreciation and amortization was primarily due to the gross profit generated from the higher revenues, partially offset by higher subscriber acquisition, upgrade and retention costs for the increased number of new and existing customers adding HD and DVR services.

        Broadcast programming and other costs increased due to annual program supplier rate increases and the larger number of subscribers in the first quarter of 2008 as compared to the first quarter of 2007. Subscriber service expenses decreased in the first quarter of 2008 compared to the first quarter of 2007 primarily due to improved performance at customer call centers. Broadcast operations expense increased in the first quarter of 2008 as compared to the first quarter 2007 due primarily to costs to support new HD local channel markets.

        Subscriber acquisition costs increased due to higher dealer incentives due to the acquisition of higher quality subscribers, higher costs associated with the increase in subscribers taking advanced products, higher advertising and direct sales marketing costs and higher gross subscriber additions. SAC per subscriber, which includes the cost of capitalized set-top receivers, increased due to higher dealer incentives due to the acquisition of higher quality subscribers, higher costs associated with the increase in subscribers taking HD and DVR services and higher direct sales marketing and advertising costs, partially offset by lower set-top receiver manufacturing costs.

        Upgrade and retention costs increased in 2008 due to an increase in the number of set-top receivers refurbished and satellite dish upgrades.

        General and administrative expenses decreased in the first quarter of 2008 primarily due to a $7 million reduction in bad debt expense compared to the first quarter of 2007.

        Operating profit.    The increase in operating profit was primarily due to higher operating profit before depreciation and amortization, partially offset by higher depreciation and amortization expense in 2008 resulting from the capitalization of set-top receivers under the lease program.

DIRECTV HOLDINGS LLC

        Income tax expense.    The $7 million increase in income tax expense was primarily due to the higher income before income taxes.

Liquidity and Capital Resources

        At March 31, 2008, we had cash and cash equivalents of $1,175 million compared to $802 million at December 31, 2007. The $373 million increase resulted primarily from $974 million of cash provided by operating activities, partially offset by $469 million of cash paid for the acquisition of satellites, property and equipment and subscriber leased equipment and the $100 million cash dividend paid to our Parent.

        As a measure of liquidity, our current ratio (ratio of current assets to current liabilities) was 0.94 at March 31, 2008 compared to 0.87 at December 31, 2007. The increase in our current ratio during the quarter was primarily due to the change in our cash and cash equivalents discussed above.

        As of March 31, 2008, we had the ability to borrow up to $500 million under our existing credit facility, which is available until 2011. We are subject to restrictive covenants under the credit facility. These covenants limit our ability and our respective subsidiaries to, among other things; make restricted payments, including dividends, loans or advances to our Parent.

        We expect to fund our cash requirements and our existing business plan using our available cash balances, and cash provided by operations. Also, we have received capital contributions and have borrowed amounts from our Parent in the past to fund certain transactions. We may also provide dividends to our Parent or fund other cash requirements, including additional share repurchase programs or other distributions to its stockholders, or to fund strategic transactions, which may include wireless broadband and other strategic investment opportunities should they arise. We may use available cash and cash equivalents, cash from operations, or incur additional borrowings, which may include borrowings under our $500 million revolving credit facility, to fund such dividends.

        We are in the process of obtaining additional borrowings of approximately $2 billion, the proceeds of which will be used for general corporate purposes and to pay dividends to our Parent for use in its share repurchase program or other general corporate purposes. Such proposed new borrowings are subject to market conditions and other factors, so there is no assurance that such borrowings will be completed or, if completed, will provide the anticipated amount of funding. We anticipate that these borrowing transactions will be completed in May 2008.

        Several factors may affect our ability to fund our operations and commitments that we discuss in "Contingencies" below. In addition, our future cash flows may be reduced if we experience, among other things, significantly higher subscriber additions than planned, increased subscriber churn or upgrade and retention costs, higher than planned capital expenditures for satellites and broadcast equipment, satellite anomalies or signal theft or if we are required to make a prepayment on our term loans under our senior secured credit facility. Additionally, our ability to borrow under the senior secured credit facility is contingent upon our meeting financial and other covenants associated with our credit facility as more fully described in Note 4 of the Notes to the Consolidated Financial Statements in Item 1, Part I of this Quarterly Report and in Note 7 to the Notes to the Consolidated Financial Statements in Item 8, Part II of our 2007 Form 10-K.

Borrowings

        At March 31, 2008, we had $3,392 million in total outstanding borrowings, bearing a weighted average interest rate of 5.85%. Our outstanding borrowings primarily consist of notes payable and amounts borrowed under a senior secured credit facility as more fully described in Note 4 of the Notes to the Consolidated Financial Statements in Item 1, Part I of this Quarterly Report and in Note 7 to the Notes to the Consolidated Financial Statements in Item 8, Part II of our 2007 Form 10-K.

DIRECTV HOLDINGS LLC

        Our notes payable and senior secured credit facility mature as follows: $45 million in the remainder of 2008, $98 million in 2009, $297 million in 2010, $98 million in 2011, $10 million in 2012, and $2,842 million thereafter. These amounts do not reflect potential prepayments that may be required under our senior secured credit facility, which could result from a computation that we are required to make at each year end under the credit agreement. We were not required to make a prepayment for the year ended December 31, 2007.

        Debt ratings by the various rating agencies reflect each agency's opinion of the ability of issuers to repay debt obligations as they come due and the expected estimated loss given a default. In general, lower ratings result in higher borrowing costs. Please refer to our 2007 Form 10-K for discussion of Moody's Investors Service and Standard & Poor's Rating Service ratings range.

        Currently, DIRECTV U.S. has the following security ratings:

	Senior Secured	Senior Unsecured	Corporate	Outlook
Standard & Poor's	BBB-	BB-	BB	Stable
Moody's	Baa3	Ba3	Ba2	Negative

CONTINGENCIES

        For a discussion of "Contingencies," see Part I, Item 1, Note 5 of the Notes to the Consolidated Financial Statements of this Quarterly Report, which we incorporate herein by reference.

CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS

        For a discussion of "Certain Relationships and Related-Party Transactions," see Part I, Item 1, Note 6 of the Notes to the Consolidated Financial Statements of this Quarterly Report, which we incorporate herein by reference.

ACCOUNTING CHANGES

        For a discussion of "Accounting Changes," see Part I, Item 1, Note 2 to the Consolidated Financial Statements of this Quarterly Report, which we incorporate herein by reference.

ITEM 4T.    CONTROLS AND PROCEDURES

        We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q under the supervision and with the participation of management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2008.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

DIRECTV HOLDINGS LLC

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

(a)    Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we became or were a party during the quarter ended March 31, 2008 or subsequent thereto, but before the filing of this report, are summarized below:

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

        Finisar Corporation.    As previously reported, we filed a notice of appeal to the Court of Appeals for the Federal Circuit on October 5, 2006 from a jury determination that The DIRECTV Group, Inc. and certain of its subsidiaries willfully infringed a patent owned by Finisar Corporation and an award by the jury of approximately $79 million in damages. The trial court increased the damages award by $25 million because of the jury finding of willful infringement and awarded pre-judgment interest of $13 million to Finisar. DIRECTV was also ordered to pay into escrow $1.60 per new set-top receiver manufactured for use with the DIRECTV system beginning June 17, 2006 and continuing until the patent expires in 2012 or was otherwise found to be invalid. Through March 31, 2008, the ongoing royalties amounted to $37 million, which has been paid into escrow.

        Finisar also filed a notice of appeal on October 18, 2006 and oral arguments on the appeal and cross appeal were heard by the Court of Appeals on January 7, 2008.

        On April 18, 2008, the Court of Appeals vacated (set aside) the verdict of infringement, and sent the case back to the district court for further proceedings and possible retrial on a limited number of claims. The Court of Appeals, ruled that the lower court had used erroneous interpretations of certain important terms in the patent claims. Thus the district court must now determine whether there is any infringement using the correct interpretations, which are the ones we originally suggested. Regarding our defenses of invalidity, the Court of Appeals found that one of the principal independent claims of the patent is clearly anticipated by the prior art we presented. The Court of Appeals then remanded the question of validity for the remaining claims back to the district court for further consideration in view of this invalidity ruling. The Court of Appeals also reversed the verdict of willful infringement, and affirmed earlier rulings of the district court that held several additional claims to be invalid. On May 2, 2008, Finisar filed a petition for rehearing by the Court of Appeals. We anticipate that the bond will be released and the escrowed funds will be returned once the appellate proceedings become final.

        Other.    We are subject to other legal proceedings and claims that arise in the ordinary course of our business. The amount of ultimate liability with respect to such actions is not expected to materially affect our financial position, results of operations or liquidity.

(b)    No previous reported legal proceedings were terminated during the first quarter ended March 31, 2008.

DIRECTV HOLDINGS LLC

ITEM 1A.    RISK FACTORS

        The risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2007 have not materially changed.

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit Name
*31.1	Certification of the Chief Executive Officer of DIRECTV Holdings LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ("Section 302").
*31.2	Certification of the Chief Financial Officer of DIRECTV Holdings LLC pursuant to Section 302.
*31.3	Certification of the Chief Executive Officer of DIRECTV Financing Co., Inc. pursuant to Section 302.
*31.4	Certification of the Chief Financial Officer of DIRECTV Financing Co., Inc. pursuant to Section 302.
*32.1	Certification of the Chief Executive Officer of DIRECTV Holdings LLC pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ("Section 906").
*32.2	Certification of the Chief Financial Officer of DIRECTV Holdings LLC pursuant to Section 906.
*32.3	Certification of the Chief Executive Officer of DIRECTV Financing Co., Inc. pursuant to Section 906.
*32.4	Certification of the Chief Financial Officer of DIRECTV Financing Co., Inc. pursuant to Section 906.

*
Filed herewith

DIRECTV HOLDINGS LLC

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIRECTV HOLDINGS LLC (Registrant)
Date: May 7, 2008	By:	/s/ PATRICK T. DOYLE Patrick T. Doyle Senior Vice President and Chief Financial Officer
DIRECTV FINANCING CO., INC. (Registrant)
Date: May 7, 2008	By:	/s/ PATRICK T. DOYLE Patrick T. Doyle Senior Vice President and Chief Financial Officer

QuickLinks

DIRECTV HOLDINGS LLC PART I—FINANCIAL INFORMATION (UNAUDITED)
  ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
DIRECTV HOLDINGS LLC CONSOLIDATED BALANCE SHEETS (Unaudited)
DIRECTV HOLDINGS LLC CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
DIRECTV HOLDINGS LLC NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Concluded) (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 4T. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 1A. RISK FACTORS
  ITEM 6. EXHIBITS
SIGNATURE