Form 10-K
period 2008-12-31
DIRECTV FINANCING CO INC; DIRECTV HOLDINGS LLC
filed 2009-02-27
CIK 1234307, 1234308

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

         The registrant has met the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is therefore filing this Annual Report on Form 10-K with the reduced disclosure format.

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

        On February 27, 2008, Liberty Media Corporation, or Liberty Media, and News Corporation completed a transaction in which Liberty Media acquired News Corporation's approximately 41% interest in our Parent, which we refer to as the Liberty Transaction. On April 3, 2008, Liberty Media announced that it had purchased an additional 78.3 million shares of our Parent's common stock in a private transaction. Currently, Liberty Media owns approximately 53.6% of our Parent's outstanding common stock, however Liberty Media has agreed to limit its voting rights to approximately 47.9%.

        We provide over 17.6 million subscribers with access to hundreds of channels of digital-quality video pictures and CD-quality audio programming that we transmit directly to subscribers' homes or businesses via high-powered geosynchronous satellites.

        We believe we provide one of the most extensive collections of programming available in the MVPD industry. We currently distribute more than 2,000 digital video and audio channels, including about 200 basic entertainment and music channels, 40 premium movie channels, over 50 regional and specialty sports networks, over 125 Spanish and other foreign language special interest channels, over 31 pay-per-view movie and event choices, and about 130 national high-definition, or HD, television channels. Although we distribute more than 1,500 local channels—over 500 in high-definition—a subscriber generally receives only the local channels in the subscriber's home market. As of December 31, 2008, we provided local channel coverage in standard-definition to approximately 150 markets, covering about 95% of U.S. television households. In addition, we provided HD local channels in 119 markets representing approximately 89% of U.S. TV households. With the expected launch of an additional satellite in the second half of 2009, we expect to further expand our offering of HD channels.

        We also provide premium professional and collegiate sports programming such as the NFL SUNDAY TICKET™ package, which allows subscribers to view the largest selection of NFL games available each Sunday during the regular season. Under our contract with the NFL, we have exclusive

DIRECTV HOLDINGS LLC

rights to provide this service through the 2010 season, including rights to provide related HD, interactive and mobile services.

        To subscribe to the DIRECTV® service, subscribers acquire receiving equipment from either us, our national retailers, independent satellite television retailers or dealers, or regional telephone companies, which we refer to as telcos. Most set-top receivers provided to new and existing subscribers are leased subsequent to the introduction of a lease program on March 1, 2006.The receiving equipment consists of a small receiving satellite dish antenna, a digital set-top receiver and a remote control, which we refer to as a DIRECTV® System. After acquiring and installing a DIRECTV System, subscribers activate the DIRECTV service by contacting us and subscribing to one of our programming packages.

Key Strengths

  •
  Large Subscriber Base.    We are the largest provider of DTH digital television services and the second largest MVPD provider in the United States, in each case based on the number of subscribers. We believe that our large subscriber base provides us with the opportunity to obtain programming on favorable terms and secure unique and exclusive programming. We also believe that our large subscriber base contributes to achieving other economies of scale in areas such as DIRECTV System equipment purchasing, customer service, installation and repair service, broadcast operations and general and administrative services.

  •
  Leading Brand Name.    Results from a study we commissioned in 2008 indicated that 92% of consumers in the United States recognized the DIRECTV brand name. We believe the strength of our brand name is an important factor in our ability to attract new subscribers. In addition, we believe our recognized brand name enhances our ability to secure strategic alliances with programmers, distributors and other technology and service providers.

  •
  Substantial Channel Capacity and Programming Content.    As a result of our significant channel capacity, we believe we are able to deliver to our subscribers one of the widest selections of local and national programming available today in the United States, including exclusive programming such as the NFL SUNDAY TICKET package and international programming. In addition, we have a substantial amount of capacity in the Ka-Band spectrum which enables us to offer the most extensive national HD programming currently available in the industry.

  •
  High-Quality Digital Picture and Sound, Including HD Programming.    Our video and audio programming is 100% digitally delivered, providing subscribers with digital-quality video and CD-quality sound. We believe this compares favorably with cable providers that frequently offer popular programming in an analog format and offer a selection of digital channels for an additional fee. In addition, we believe we currently offer the nation's most comprehensive selection of HD channels.

  •
  Strong Customer Service.    We have attained top rankings in customer satisfaction studies for our industry. For example, we have been rated ahead of every major cable company in customer service for eight consecutive years in the American Customer Satisfaction Index, conducted by the University of Michigan Business School. We believe that providing high-quality customer service is an important element in minimizing subscriber disconnection, or churn, and attracting new subscribers.

  •
  Valuable Orbital Slots and Satellite-Based Technology.    We believe our regulatory authorization to use desirable orbital slots and broadcast spectrum helps sustain our position as one of the leading companies in the MVPD industry. The Federal Communications Commission, or FCC,

DIRECTV HOLDINGS LLC

    has designated three direct broadcast satellite, or DBS, orbital slots in the Ku-Band spectrum that provide full coverage across the 48 contiguous states of the United States, often referred to as CONUS coverage. Within these three orbital slots, there are 96 assigned DBS frequencies. We hold licenses to broadcast our services from 46 of these 96 DBS frequencies. The FCC is currently considering licensing additional DBS slots for satellites that are sometimes referred to as "tweeners" which would provide CONUS coverage. See "Government Regulation—FCC Regulation Under the Communications Act and Related Acts" and "Risk Factors—The ability to maintain FCC licenses and other regulatory approvals is critical to our business" for more information related to these types of slots and satellites.

          In addition, we hold licenses in three orbital slots (99° west longitude, or WL, 101° WL, and 103° WL) in the Ka-Band spectrum. The satellites that have been and will be launched into these orbital slots will substantially increase our channel capacity, allowing us to provide the most extensive HD channel offering currently available across the United States. We also have obtained approval from the FCC to transmit our signal in the Ku-Band from one of our satellites that has been stationed at a temporary orbital location at 72.5° WL and from leased capacity on a satellite at 95° WL.

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

  •
  Expand High-Definition Programming.    We believe that having the most comprehensive offering of HD channels provides us with a significant competitive advantage in a market segment that is expected to experience continued growth. We believe we currently have the most extensive national HD channel offering in our industry and with the anticipated launch of our DIRECTV 12 satellite in 2009, we expect to extend that advantage. As a result, we expect to offer local channels in HD to over 90% of television households in 2009 and have the capacity to broadcast approximately 200 national HD channels to nearly all U.S. television households. Subscribers receiving local HD channels will generally only receive the channels broadcast in their home market.

  •
  Offer Exclusive Content and Create Compelling New Programming.    We offer content which is not offered by other MVPD providers such as NFL SUNDAY TICKET where subscribers can watch up to 14 games each week, most of which are offered in HD. We have also signed agreements to be the exclusive MVPD provider of NCAA MEGA MARCH MADNESS®. We expect to continue to launch new programming that will differentiate us from the competition. As an example, we offer our customers The 101, a free premium

DIRECTV HOLDINGS LLC

      channel dedicated to the broadcast of unique and exclusive content including series such as Friday Night Lights and Wonderland, as well as concert performances by top-rated artists. In 2008, we also launched new shows on The 101 such as Rock & A Hard Place and Supreme Court of Comedy.

    •
    Launch Enhanced and Interactive Services.    We believe that enhanced and interactive services play an important role in the subscriber experience. For example, NFL SUNDAY TICKET subscribers can view a mix-channel with up to 8 games on one screen while the NFL Supercast service lets viewers access games and interactive statistics online through a PC or laptop. In 2008, we launched an interactive service on The Weather Channel allowing users to get their latest local weather forecast as well as features such as "locals on the 8s" at the touch of a button. We also provide interactive services and mix-channels for most of the major professional golf and tennis tournaments, including the Masters, United States Open, PGA Championship, Australian Open, French Open and Wimbledon.

    •
    Enhance Video-on-Demand (VOD) Services.    In 2008, we launched DIRECTV-on-Demand, a VOD service for subscribers that have the new DIRECTV Plus® DVR or DIRECTV Plus® HD-DVR. As of year end 2008, DIRECTV on Demand offered about 4,500 titles providing thousands of hours of top programming from the major broadcast and cable networks, as well as popular movies. Most of the titles are offered free of charge and are downloaded from the Internet through a broadband connection for those subscribers with a DIRECTV Plus® HD-DVR. In addition, we download top movies via our satellites to a customer's DVR hard drive. In the future, we intend to improve DIRECTV on Demand by adding new programming choices, including more popular titles while improving the User Interface and accessibility.

    •
    Expand International Programming.    We continue to expand and improve our international programming offerings because we believe there is an underserved market for these services in the United States. As of December 31, 2008, we offered 55 Spanish channels in our Más packages, 12 of which are exclusive to DIRECTV vis-à-vis other MVPD providers. In addition, we offer over 70 international channels in 14 other languages and believe we have leading programming packages in the following languages: Cantonese, Filipino, Korean, Russian, Spanish and Vietnamese.

  •
  Technology Leadership.    We believe that technological leadership will be important to our ability to introduce services that are easy to use and subscriber friendly, while also reducing costs. We believe that advancements in technology will drive subscriber demand for enhanced digital video recorders, or DVRs, and HD equipment, VOD, a whole-house entertainment solution, mobile and portable devices.

  •
  Enhance Equipment While Reducing Costs.    A cornerstone of our strategy is to use set-top receivers that incorporate DVR and HD technology. We continue to increase the penetration of these services by introducing features and functionality while driving down the costs of our set-top receivers. For example, we reduced the cost of our DIRECTV Plus® HD-DVR and DIRECTV® HD receivers by nearly 40% in 2008 compared to 2007, while significantly increasing the recording capacity and adding new features such as Internet connectivity for DIRECTV on Demand. Also in 2008, we introduced the single wire multi-switch (SWM) dish antennae that is expected to simplify installation.

  •
  Enhance/Improve User Interface/Guide.    We are constantly striving to improve our guide and User Interface because it is important that our subscribers are able to access the many offerings we provide in as easy and intuitive a manner as possible. For example, in 2008 we

DIRECTV HOLDINGS LLC

      introduced Quick Tune, a feature for our DIRECTV Plus® DVR and DIRECTV Plus® HD DVR subscribers that lets a customer program nine favorite channels for quick changes using one button on the remote control. We also launched a service named DVR Scheduler that allows customers to program their DVR from any computer or cell phone. In 2009, we expect to begin broadcasting movies in 1080p high-definition as well as introduce a new feature called Score Guide which will provide customers with instant access and up-to-the-minute game scores from the major sports leagues at the touch of a button.

    •
    Introduce Whole-House, Mobile and Portable Services.    We believe that it is important for our subscribers to have multiple ways to access DIRECTV programming throughout the home and on devices other than the television. Accordingly, we introduced DIRECTV2PC and MediaShare that enables users to access their DVR from any computer in the house as well as access music, pictures and videos from a computer on their television. In the future, we expect to introduce a home media center that will provide HD, DVR and standard-definition video functionality throughout the home and allow customers to access stored content, including video, photos and music, seamlessly from any connected television in a home. We also intend to make DIRECTV programming more ubiquitous by offering it on portable and mobile devices, including cell phones.

  •
  Enhance Sales and Marketing; Focus on High Quality Subscribers; Improve Customer Service, Distribution and Installation.  We expect to continue to grow our subscriber base and maintain relatively low churn levels by focusing on acquiring high quality subscribers, and improving our customer service, distribution and installation.

  •
  Enhance Sales and Marketing.    We expect to continue growing our subscriber base through marketing programs that capitalize on the strength of our brand and extensive programming. In addition, we expect that our expanded national and local HD programming will increase sales from customers purchasing access to this service. We also intend to continue focusing on local advertising and marketing to ensure that our competitive strengths are effectively targeted based on competitive factors, demographics and geography.

  •
  Reduce Churn by Focusing on High Quality Subscribers.    We believe that in order to achieve further reductions in churn, we must continue to improve the overall quality of our subscriber base by implementing additional credit and identification screening policies. We review these policies on an ongoing basis to determine whether changes are required to help ensure that the quality of our subscriber base continues to improve. We have also implemented an advanced customer fraud detection system to reduce the number of people attempting to sign up for our service with fraudulent names, social security numbers or home addresses. We believe another important factor in reducing churn is to continue increasing the penetration levels of customers purchasing HD and DVR services.

  •
  Improve Customer Service, Distribution and Installation.    We strive to attain the gold standard in customer service throughout a customer's lifecycle. We expect to improve customer service, distribution and installation services while also improving operational efficiencies. For example, in 2008 we entered into several transactions which resulted in a substantial portion of our previously outsourced service and installation network technicians becoming our employees. By having these technicians as our employees, we hope to reduce turnover and improve the overall customer experience. We have also improved the quality and usage of our web-based customer service capabilities, improved the tools that our customer service representatives have at their disposal, and simplified our customer bills. In

DIRECTV HOLDINGS LLC

      addition, we are implementing a new work order management system to improve the scheduling and tracking of our installation and service calls including the use of wireless handheld devices so that our install and service technicians can improve the efficiency of their daily work orders.

    •
    Implement AT&T Distribution Agreement.    In 2008, AT&T announced that beginning in February 2009, they would market a bundle of broadband Internet, telephone services and DIRECTV video service to new and existing customers. AT&T's territories include 22 states and cover approximately 44 million households. We believe that this distribution agreement has the potential to increase the number of our gross subscriber additions in 2009. With the AT&T relationship, we now have agreements with the three major telecommunications companies covering approximately 90 million homes.

Infrastructure

        Satellites.    We currently have a fleet of eleven geosynchronous satellites, including ten owned satellites and one leased satellite. We have seven Ku-Band satellites at the following orbital locations: 101° WL (three), 110° WL (one), 119° WL (one), 72.5° WL (one), and 95° WL (one-leased). We also have four Ka-Band satellites at our 99° WL (two) and 103° WL (two) orbital locations. The 72.5° WL orbital location is used pursuant to an arrangement with Telesat Canada. As a part of the arrangement with Telesat, we have transferred three satellites, two of which are no longer used as they were de-orbited at the end of their service lives and one of which is nearing the end of its useful life, to orbital locations controlled by Telesat, for use by Telesat for its own services in Canada.

        Satellite To Be Launched.    DIRECTV 12 is planned for launch in the second half of 2009. DIRECTV 12 will operate from our 101° WL orbital location after successful completion of in-orbit testing. DIRECTV 12 will provide us with increased capability for local and national HD channels, as well as capacity for new interactive and enhanced services once it becomes operational.

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

        Launch insurance typically covers the time frame from ignition of the launch vehicle through separation of the satellite from the launch vehicle. In the past, we have launched satellites without insurance. We expect to purchase launch insurance for DIRECTV 12 covering a portion of the satellite and launch vehicle costs in the event of a total failure. As of December 31, 2008, the net book value of our in-orbit satellites was $1,688 million, of which $1,489 million was uninsured.

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

DIRECTV HOLDINGS LLC

        Installation Network.    The DIRECTV home service provider, or HSP, installation and service network performs installation, upgrades and other service call work for us. In 2008, we entered into several transactions that brought a significant portion of this HSP network activity in-house. We now directly employ nearly 4,000 technicians and utilize an additional 11,000 technicians from nine outsourced companies around the United States. The combined workforce completed approximately 93% of all in-home visits in 2008. We set the standards for the quality of installation and service, perform quality control, manage inventory and monitor the overall service network performance for nearly all of the third-party installation network.

        Customer Service Centers.    As of December 31, 2008, we used 30 customer service centers employing over 16,000 customer service representatives. Most of these customer service centers are operated by Convergys Customer Management Group, Inc., Precision Response Corporation, Sitel Operating Corporation and N.E.W. Customer Service Companies, Inc. We currently own and operate six customer service centers located in: Boise, Idaho; Tulsa, Oklahoma; Huntsville, Alabama; Missoula, Montana; Huntington, West Virginia; and Denver, Colorado that employ approximately 5,000 customer service representatives. Potential and existing subscribers can call a single telephone number 24 hours a day, seven days a week, to request assistance for hardware, programming, installation, technical and other support. We continue to increase the functionality of telephone-based and web-based self-care features in order to better manage customer service costs and improve service levels.

Competition

        We face substantial competition in the MVPD industry and from emerging digital media distribution providers. Our competition includes companies that offer video, audio, interactive programming, telephony, data and other entertainment services, including cable television, other DTH companies, telcos, wireless companies and companies that are developing new technologies. Many of our competitors have access to substantially greater financial and marketing resources. We believe our brand, the quality and variety of video, audio and interactive programming, quality of picture, access to service, availability of HD and DVR services, customer service and price are the key elements for attaining and retaining subscribers. According to the National Cable & Telecommunications Association's 2008 Industry Overview, 96% of the 128.6 million U.S. housing units are passed by cable. Our over 17.6 million subscribers represent approximately 18% of MVPD subscribers at December 31, 2008.

    •
    Cable Television.    We encounter substantial competition in the MVPD industry from cable television companies. Most cable television operators have a large, established customer base, and many have significant investments in companies that provide programming content. Approximately 97 million households subscribe to an MVPD service and approximately 66% of MVPD subscribers receive their programming from a cable operator. In addition, most cable providers have completed network upgrades that allow for enhanced service offerings such as digital cable, HD channels, broadband Internet access and telephony services. Cable companies bundle these services, offering discounts and providing one bill to the consumer.

    •
    Telephone Companies.    Several telcos have upgraded a significant portion of their infrastructure by replacing their older copper wire telephone lines with high-speed fiber optic lines. These fiber lines provide the telcos with significantly greater capacity enabling them to offer new and enhanced services, such as Internet access at much greater speeds and video. For example, Verizon announced that at the end of 2008, it had the capability to serve 12 million homes with fiber optic lines with the goal of having the capability to serve 18 million homes by the end of 2010. In addition, AT&T has begun deploying fiber optic

DIRECTV HOLDINGS LLC

      lines to neighborhoods and expects to have the capability to serve approximately 30 million of its customers by 2010. As of year end 2008, Verizon had approximately 2 million video subscribers and AT&T had approximately 1 million subscribers. Similar to the cable companies, the telcos expect to offer their customers multiple services at a discount on one bill.

    •
    Other Direct Broadcast Satellite and Direct-To-Home Satellite System Operators.    We also compete with Dish Network Corporation, which had nearly 14 million subscribers at the end of 2008, representing approximately 14% of MVPD subscribers. Other domestic and foreign satellite operators also have proposed to offer DTH satellite service to U.S. customers using U.S.-licensed satellite frequencies or foreign-licensed frequencies that have the ability of covering the United States.

    •
    Small and Rural Telephone Companies.    Other telephone companies are also finding ways to deliver video programming services over their wireline facilities. For example, DISH Network has agreements with Embarq, CenturyTel, Windstream, TDS, and Frontier to bundle their individual DSL and telephony services with DISH Network's video service.

    •
    Video via the Internet.    With the large increase in the number of consumers with broadband service, a significant amount of video content has become available on the Internet for users to download and view on their personal computers, televisions and other devices. For example, in October 2008, Apple® announced that all four of the major networks are offering primetime programs in high-definition on the online iTunes® Store and that over 200 million TV episodes had been sold from the iTunes Store. Also in March 2008, Hulu launched its online video service website to the public. Hulu provides free movies and TV shows from over 130 content providers including Fox, NBC Universal, MGM, Sony Pictures and Warner Brothers. This content can be accessed on demand through its website and those of its partners—AOL, Comcast, MSN, MySpace and Yahoo. In addition, several companies, such as Netflix, Blockbuster and Amazon.com, have begun selling and renting movies via Internet download. There are also several similar initiatives by companies such as Intel and Microsoft to make it easier to view Internet-based video on television and personal computer screens.

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

GOVERNMENT REGULATION

        We are subject to government regulation in the United States, primarily by the FCC and, to a certain extent, by the legislative branches, other federal agencies and state and local authorities. We are also subject to the rules and procedures of the International Telecommunications Union, or ITU, a

DIRECTV HOLDINGS LLC

specialized agency of the United Nations within which governments and the private sector coordinate global telecommunications networks and services. Depending upon the circumstances, noncompliance with legislation or regulations promulgated by these entities could result in the suspension or revocation of our licenses or registrations, the termination or loss of contracts or the imposition of contractual damages, civil fines or criminal penalties.

        This section sets forth a summary of regulatory issues pertaining to our operations in the United States and is not intended to describe all present and proposed government regulation and legislation affecting the MVPD industry or our business.

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

  •
  avoidance of interference by and to DBS/DTH operations with operations of other entities that make use of the radio spectrum; and

  •
  compliance with the Communications Act and FCC rules governing U.S.- licensed DBS and DTH systems.

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

DIRECTV HOLDINGS LLC

    Another portion of SHVIA, as amended by the Satellite Home Viewer Extension and Reauthorization Act of 2004, or SHVERA, also permits satellite retransmission of distant network stations (those that originate outside of a satellite subscriber's local television market) only to "unserved households." A subscriber qualifies as an "unserved household" if he or she cannot receive, over the air, a signal of sufficient intensity from a local station affiliated with the same network, or falls into one of a few other very limited exceptions. SHVERA also prohibits satellite carriers from signing up a new subscriber to distant analog or digital signals if that subscriber lives in a local market where the satellite carrier provides local analog or local digital signals, respectively. SHVERA imposes a number of notice and reporting requirements, and also permits satellite retransmission of distant stations in neighboring markets where they are determined by the FCC to be "significantly viewed." In implementing SHVIA, the FCC has required satellite carriers to delete certain programming, including sports programming, from the signals of certain distant stations. In addition, the FCC's interpretation, implementation and enforcement of other provisions of SHVIA and SHVERA, as well as judicial decisions interpreting and enforcing these laws, could hamper our ability to retransmit local and distant network and superstation signals, reduce the number of our existing or future subscribers that can qualify for receipt of these signals, impose costs on us in connection with the process of complying with the rules, or subject us to fines, monetary damages or injunctions. Also, the FCC's sports blackout requirements, which apply to all distant network signals, may require costly upgrades to our system. Further, an FCC order interpreting the requirement that satellite carriers retransmit local digital signals with "equivalent bandwidth" of significantly viewed digital signals may constrain our ability to deliver such significantly viewed digital signals. Moreover, the United States Copyright Office has issued recommendations to Congress for amendments to SHVERA, many of which could make retransmissions of broadcast signals more difficult or expensive. The distant-signal provisions of SHVERA expire at the end of 2009. Congress may decline to renew those provisions, which could severely restrict DIRECTV's ability to retransmit distant signals. Congress could also adopt amendments to SHVERA, including those suggested by the Copyright Office that would limit the provision of distant signals.

  •
  Must Carry Requirement.    SHVIA also imposes a must carry obligation on satellite carriers. This must carry obligation requires satellite carriers that choose to take advantage of the statutory copyright license in a local market to carry upon request the signals of all qualifying television broadcast stations within that local market, subject to certain limited exceptions. The FCC has implemented SHVIA's must carry requirement and adopted further detailed must carry rules covering our carriage of both commercial and non-commercial broadcast television stations. These rules generally require us to carry all of the local broadcast stations requesting carriage in a timely and appropriate manner in markets in which we choose to retransmit the signals of local broadcast stations. We have limited capacity, and the projected number of markets in which we can deliver local broadcast programming will continue to be constrained because of the must carry requirement and may be reduced depending on the FCC's interpretation of its rules in pending and future rulemaking and complaint proceedings, as well as judicial decisions interpreting must carry requirements. For example, the FCC recently determined that cable operators must engage in "dual carriage" of local broadcast signals as these broadcasters upgrade their signals to digital transmission, and must make signals available to all viewers with analog televisions after the transition to digital television is complete. This requirement has not been extended to DBS/DTH systems, but could be in the future. In addition, the FCC issued an order requiring mandatory carriage of high-definition (or HD) digital signals in an increasing number of markets each year, requiring so-called "HD carry-one, carry-all" in all local markets served by 2013. We may not be able to comply with these must carry rules, or compliance may

DIRECTV HOLDINGS LLC

    mean that we will be required to use capacity that could otherwise be used for new or additional local or national programming services. Moreover, Congress may amend the must carry rules when it considers SHVERA reauthorization this year. In addition, Congress has in the past proposed legislation and may in the future enact legislation that would require us to provide local channels via satellite in all markets in the United States. We currently provide local channel coverage to approximately 150 markets representing approximately 95% of U.S. television households. If such legislation were enacted, we would be required to provide local channel coverage to an additional 60 markets representing 5% of U.S. television households on an accelerated timetable. The capital expenditures and ongoing costs to provide this coverage would not be covered by the incremental revenue from the additional subscribers we could potentially gain in these markets. Moreover, depending upon the timetable imposed, we may not be able to comply in a timely manner.

  •
  Public Interest Requirement.    Under a requirement of the Communications Act, the FCC has imposed certain public interest obligations on DBS operators, including a requirement that such providers set aside four percent of channel capacity exclusively for noncommercial programming of an educational or informational nature, for which we must charge programmers below-market rates and for which we may not impose additional charges on subscribers. FCC rules also require us to comply with a number of political broadcasting requirements to which broadcasters are subject under the Communications Act, as well as limits on the commercialization of children's programming applicable to cable operators. We believe that we are in compliance with all of these requirements, but some of them require our interpretations, which we believe are reasonable and consistent with industry practice. However, if we are challenged, the FCC may not agree with our interpretations. In addition, the FCC could, in the future, attempt to impose additional public interest or content requirements on us, for example, by seeking to impose rules on indecent programming.

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

DIRECTV HOLDINGS LLC

            In 2007, the FCC adopted new service and licensing rules for the Broadcasting Satellite Service, or BSS, in the 17.3-17.8 GHz and 24.75-25.25 GHz bands, or 17/24 GHz BSS. This spectrum, also known as the "reverse band" (in that transmissions from these satellites to consumers would occur in spectrum currently used for uplinking programming to traditional DBS satellites), could provide a new source of additional DTH capacity. Among other things, the FCC established a licensing procedure under which the four parties with applications currently pending—including DIRECTV—would be allowed to amend their applications to conform to the new rules and would be entitled to have those applications processed on a co-equal basis with one another before any new applications would be accepted. The FCC has announced that, where more than one qualified applicant in this process seeks authorization at a given slot, the spectrum will be divided equally among them.

            On January 14, 2008, all four parties with pending applications filed amendments to conform to the new rules. One or more other parties requested authority to operate at three of the five orbital slots requested by us. On September 12, 2008, DIRECTV entered into an Orbital Location Rationalization Agreement under which DIRECTV and two other applicants each agreed to give up one of its pending applications to allow one of the other applicants to consolidate orbital/spectrum resources at each of three shared locations. DIRECTV filed an application to implement this agreement on September 16, 2008. In addition, foreign operators who may have international priority have indicated an interest in using slots that may conflict with the licenses sought by us. The applications remain pending.

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

DIRECTV HOLDINGS LLC

  cannot predict what if any action the FCC may take or the effect of such a proceeding on our business.

          On November 29, 2006, despite the pendency of the tweener satellite rulemaking and over DIRECTV's opposition, the FCC's International Bureau granted Spectrum Five's application to operate a tweener satellite at the 114.5o WL orbital location, only 4.5o away from DIRECTV's DBS satellites operating at the 110o WL and 119o WL orbital locations. While the Bureau limited Spectrum Five's operations to levels below those at which the ITU deems one DBS system to "affect" another in the absence of agreement from all affected DBS operators (including us), the Bureau's grant of Spectrum Five's application prior to coordination could ultimately permit Spectrum Five to operate at levels that would cause interference to our operations. On February 1, 2008, the full FCC denied reconsideration of the International Bureau's order, but clarified that, if Spectrum Five is unable to coordinate its tweener satellite, it must file for a modification of its authorization and demonstrate that its proposed operational parameters would not exceed the ITU trigger for coordination. To date, Spectrum Five has neither contacted DIRECTV to attempt coordination of its tweener system nor filed for modification of its authorization as directed by the FCC.

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

  •
  Geographic Service Rules.  The FCC requires DBS licensees to comply with certain geographic service obligations intended to foster the provision of DBS service to subscribers residing in the states of Alaska and Hawaii. We believe that we are in compliance with these rules, but the State of Hawaii has filed a petition for administrative sanctions against us taking a contrary view, and urging the FCC to take enforcement action against us. A satellite television dealer named MicroCom has also requested the FCC to examine our quality of service to Alaska and Hawaii. We cannot be sure that the FCC will agree with our view that we are in compliance with the agency's geographic services rules, or that the FCC will not require us to make potentially cumbersome and costly changes to our offerings. The FCC has also adopted similar rules for the 17/24 GHz BSS service.

  •
  FCC Conditions Imposed In Connection With the News Corporation and Liberty Transactions. In approving the 2003 acquisition by News Corporation of an equity investment in us, the FCC imposed a number of regulatory conditions on us and News Corporation, some of which directly or indirectly affect our business. In applying for authority to acquire News Corporation's interest in DIRECTV in 2008, Liberty undertook to assume regulatory conditions very similar to those then applicable to News Corporation, and the FCC conditioned its approval of the transaction on Liberty's compliance with those undertakings. Accordingly, the FCC has imposed on us program carriage conditions, intended to prevent discrimination against all forms of unaffiliated programming; and certain program access conditions, intended to ensure non-discriminatory access to much of the programming carried on the DIRECTV service. We cannot predict what effect our compliance with or the FCC's enforcement of the remaining conditions will have on our business.

DIRECTV HOLDINGS LLC

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

        We believe that our growing portfolio of pending and issued patents are important assets. Our Parent presently holds over 1,850 issued patents worldwide relating to our past and present businesses, including over 350 patents developed by, or otherwise relating to, our businesses. Our Parent holds a worldwide portfolio of over 1,100 registered trademarks in over 140 countries related to the DIRECTV name and the Cyclone Design. In addition, we hold trademark registrations relating to its business, including registrations of the primary "DIRECTV" and Cyclone Design trademarks. These trademarks are licensed royalty-free to third parties for use in support of our business. We actively protect our important patents and trademarks against unauthorized or improper use by third parties.

ENVIRONMENTAL REGULATION

        We are subject to the requirements of federal, state, local and foreign environmental laws and regulations. These include laws regulating air emissions, water discharge and universal and hazardous waste management activities. We have an environmental management function designed to track, facilitate and support our compliance with these requirements and attempt to maintain compliance with all such requirements. We have made and will continue to make, as necessary, capital and other

DIRECTV HOLDINGS LLC

expenditures to comply with environmental requirements. We do not, however, expect capital or other expenditures for environmental compliance to be material in 2009. In addition, we periodically review environmental stewardship concepts (such as green initiatives and energy conservation strategies) and implement these whenever feasible. Environmental requirements are complex, change frequently and have become more stringent over time. Accordingly, we cannot provide assurance that these requirements will not change or become more stringent in the future in a manner that could have a material adverse effect on our business.

        We are also subject to environmental laws requiring the investigation and cleanup of environmental contamination at facilities we formerly owned or operated or currently own or operate or to which we sent hazardous wastes for treatment or disposal. We are aware of contamination at one of our former sites. We believe that we have adequately provided for the expected cost of environmental investigation and cleanup.

EMPLOYEES

        As of December 31, 2008, we had approximately 13,900 full-time and 400 part-time employees.

***

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

        We compete in the MVPD industry against cable television, telephone communications and wireless companies and other land-based and satellite-based system operators with service offerings including video, audio and interactive programming, data and other entertainment services and telephony service. Some of these competitors have greater financial, marketing and other resources than we do.

        Some cable television operators have large, established customer bases and many cable operators have significant investments in, and access to, programming. According to the National Cable & Telecommunications Association's 2008 Industry Overview, 96% of the 128.6 million U.S. housing units are passed by cable. Of the 128.6 million U.S. housing units, approximately 97.6 million subscribe to a MVPD service and approximately 66% of MVPD subscribers receive their programming from a cable operator. Cable television operators have advantages relative to us, including or as a result of:

  •
  being the incumbent MVPD operator with an established subscriber base in the territories in which we compete;

  •
  bundling their analog video service with expanded digital video services delivered terrestrially or via satellite, or with efficient two-way high-speed Internet access or telephone service on upgraded cable systems;

DIRECTV HOLDINGS LLC

  •
  having the ability to provide certain local and other programming, including HD programming, in geographic areas where we do not currently provide local or local HD programming; and

  •
  having legacy arrangements for exclusivity in certain multiple dwelling units and planned communities.

        In addition, cable television operators have grown their subscriber bases through mergers and acquisitions. Moreover, mergers, joint ventures and alliances among franchise, wireless or private cable television operators, telcos, broadband service providers and others may result in providers capable of offering bundled television, data and telecommunications services in competition with our services.

        We do not currently offer local channel coverage to markets covering approximately five percent of U.S. television households, which places us at a competitive disadvantage in those markets. We also have been unable to secure certain international programming, due to exclusive arrangements of programming providers with certain competitors, which has constrained our ability to compete for subscribers who wish to obtain such programming.

        In the United States, various telcos and broadband service providers have deployed fiber optic lines directly to customers' homes or neighborhoods to deliver video services, which compete with the DIRECTV service. It is uncertain whether we will be able to increase our satellite capacity, offer a significant level of new services in existing markets in which we compete or expand to additional markets as may be necessary to compete effectively. Some of these various telcos and broadband service providers also sell the DIRECTV service as part of a bundle with their voice and data services. A new broadly-deployed network with the capability of providing video, voice and data services could present a significant competitive challenge and, in the case of the telcos companies currently selling the DIRECTV service, could result in such companies focusing less effort and resources selling the DIRECTV service or declining to sell it at all. We may be unable to develop other distribution methods to make up for lost sales through the telcos.

        As a result of these and other factors, we may not be able to continue to expand our subscriber base or compete effectively against cable television or other MVPD operators in the future.

Emerging digital media competition could materially adversely affect us.

        Our business is focused on television, and we face emerging competition from other providers of digital media, some of which have greater financial, marketing and other resources than we do. Significant changes in consumer behavior with regard to the means by which they obtain video entertainment and information in response to this emerging digital media competition could materially adversely affect our revenues and earnings or otherwise disrupt our business.

We depend on others to produce programming and programming costs are increasing.

        We depend on third parties to provide us with programming services, including third parties who are our affiliates and third parties controlled by competitors. Our ability to compete successfully will depend on our ability to continue to obtain desirable programming and deliver it to our subscribers at competitive prices. Our programming agreements generally have remaining terms ranging from less than one to up to ten years and contain various renewal and cancellation provisions. We may not be able to renew these agreements on favorable terms, or at all, or these agreements may be canceled prior to expiration of their original terms. If we are unable to renew any of these agreements or the other parties cancel the agreements, we may not be able to obtain substitute programming, or if we are able to obtain such substitute programming, it may not be comparable in quality or cost to our existing programming.

DIRECTV HOLDINGS LLC

        In addition, many of our programming agreements are long term agreements and contain fixed annual price increases. When offering new programming, or upon expiration of existing contracts, programming suppliers have historically increased the rates they charge us for programming, increasing our costs. We expect this practice to continue. Increases in programming costs could cause us to increase the rates that we charge our subscribers, which could in turn, especially in a difficult economic environment, cause subscribers to terminate their subscriptions or potential new subscribers to refrain from subscribing to our service. Furthermore, due to the economy and other factors, we may be unable to pass programming cost increases on to our subscribers, which could have a material adverse effect on our earnings or cash flow.

        The FCC has adopted rules requiring us to negotiate in good faith with broadcast stations seeking carriage outside of the mandatory carriage regime described elsewhere. The rules for "retransmission consent" negotiations, which are similar to those that have applied to broadcast stations for years, require us to comply with certain indicia of good faith negotiation, as well as to demonstrate good faith under a "totality of the circumstances" test. Failure to comply with these rules could subject us to administrative sanctions and other penalties.

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

Results are impacted by the effect of, and changes in, United States economic conditions and weakening economic conditions may reduce subscriber spending and our rate of growth of subscriber additions and may increase subscriber churn.

        Our business may be affected by factors in the United States that are beyond our control, such as downturns in economic activity, or in the MVPD industry. Factors such as interest rates and the health of the housing market may impact our business. A substantial portion of our revenues come from

DIRECTV HOLDINGS LLC

residential customers whose spending patterns may be affected by prevailing economic conditions. Our market share in multiple dwelling units such as apartment buildings is lower than that of many of our competitors. If unemployment and foreclosures of single family residences increase, our earnings and financial performance could be negatively affected more than those of our competitors. In addition, if our customers seek alternative means to obtain video entertainment, they may choose to purchase fewer services from us. Due to the economic and competitive environment, we may need to spend more to acquire and retain customers who in turn spend less on our services. If our ARPU decreases, our margins could become compressed and the long term value of a customer would then decrease. The weak economy may affect our net subscriber additions and reduce subscriber spending and, if these economic conditions continue or deteriorate further, our subscriber growth could decline and our churn rate could increase which would have a material adverse effect on our earnings and financial performance.

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

        In addition, technological innovation depends, to a significant extent, on the work of technically skilled employees. Competition for the services of these employees has been vigorous. We cannot assure you that we will be able to continue to attract and retain these employees.

        To access technologies and provide products that are necessary for us to remain competitive, particularly in the area of broadband services, we may make future acquisitions and investments and may enter into strategic partnerships with other companies. Such investments may require a commitment of significant capital and human and other resources. The value of such acquisitions, investments and partnerships and the technology accessed may be highly speculative. Arrangements with third parties can lead to contractual and other disputes and dependence on the development and delivery of necessary technology on third parties that we may not be able to control or influence. These relationships may commit us to technologies that are rendered obsolete by other developments or preclude the pursuit of other technologies which may prove to be superior.

        New technologies could also create new competitors for us. Entities such as telcos are implementing and supporting digital video delivery over existing telephone lines and building out fiber optic lines to enhance their capabilities to deliver programming services. Satellite operators such as SES have begun offering turn-key packages of digital programming on a wholesale basis for distribution by rural telcos. While these entities are not currently providing MVPD services on a significant basis, many have the capabilities for such services and are growing their businesses. We may not be able to compete successfully with new entrants in the market for video services.

DIRECTV HOLDINGS LLC

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

        As of December 31, 2008, Liberty Media Corporation, or Liberty Media, held approximately 54% of the issued and outstanding shares of our Parent's common stock. John Malone, Chairman and Chief Executive of Liberty Media, is the Chairman of our Board of Directors. Additionally, two other current Liberty Media executives are members of our Parent's Board of Directors. As a result, Liberty Media has significant influence relating to our management and actions that require stockholder approval. The interests of Liberty Media may differ from the interests of other holders of our common stock. The extent of Liberty Media's stock ownership in our Parent also may have the effect of discouraging offers to acquire control of us and may preclude holders of our Parent's common stock from receiving any

DIRECTV HOLDINGS LLC

premium above market price for their shares that may be offered in connection with any attempt to acquire control of our Parent.

We rely on key personnel.

        We believe that our future success will depend to a significant extent upon the performance of certain of our key executives. The loss of certain of our key executives could have a material adverse effect on our business, financial condition and results of operations.

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

        Satellites are subject to significant operational risks relating to launch and while in orbit. Launch and operational risks include launch failure, incorrect orbital placement or improper commercial operation. Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take up to 36 months, and obtain other launch opportunities. We estimate the overall historical loss rate for all launches of commercial satellites in the last five years to be approximately 5% but it may be higher. Any significant delays or failures in successfully launching and deploying our satellites could materially adversely affect our ability to generate revenues. While we have traditionally purchased insurance covering the launch and, in limited cases, operation of our satellites, such policies typically cover the loss of the satellite itself or a portion thereof, and not the business interruption or other associated direct and indirect costs. For our DIRECTV 12 satellite, scheduled for launch in the second half of 2009, we expect to purchase launch insurance covering a portion of the satellite and launch vehicle costs in the event of a total loss of the satellite prior to separation from the launch vehicle. We do not currently expect to purchase in-orbit insurance for the DIRECTV 12 satellite.

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

        In the event of a failure or loss of any of our satellites, we may relocate another satellite and use it as a replacement for the failed or lost satellite. In the event of a complete satellite failure, our services provided via that satellite could be unavailable for several days or longer while backup in-orbit satellites are repositioned and services are moved. We are not insured for any resultant lost revenues. The use of backup satellite capacity for our programming may require us to discontinue some programming services due to potentially reduced capacity on the backup satellite. Any relocation of our satellites would require prior FCC approval and, among other things, a demonstration to the FCC that the replacement satellite would not cause additional interference compared to the failed or lost satellite. Such FCC approval may not be obtained. We believe we have or will have in 2009, in-orbit satellite capacity to expeditiously recover transmission of most our programming in the event one of our in-orbit satellites fails. However, programming continuity cannot be assured in the event of multiple satellite losses.

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

DIRECTV HOLDINGS LLC

requirements may require costly upgrades to our broadcast system. Further, a recent FCC order interpreting the requirement that satellite carriers retransmit local digital signals with "equivalent bandwidth" of significantly viewed digital signals may constrain our ability to deliver such significantly viewed digital signals.

        We have limited capacity, and the projected number of markets in which we can deliver local broadcast programming will continue to be constrained because of the must carry requirement and may be reduced depending on the FCC's interpretation of its rules in pending and future rulemaking and complaint proceedings, as well as judicial decisions interpreting must carry requirements. We may not be able to comply with these must carry rules, or compliance may mean that we are not able to use capacity that could otherwise be used for new or additional local or national programming services. In addition, the FCC has begun to consider an obligation for carriage of local digital broadcast transmissions after the digital television transition currently scheduled for June 12, 2009. If the FCC were to require us to carry all local signals in HD format wherever we carry any local signals in HD format as of that date, we would be unable to comply in many markets where we currently carry such signals without ceasing HD local service entirely in some markets, and would be precluded from launching additional markets currently planned for later this year.

Satellite programming signals have been stolen and may be stolen in the future, which could result in lost revenues and would cause us to incur incremental operating costs that do not result in subscriber acquisition.

        The delivery of subscription programming requires the use of conditional access technology to limit access to programming to only those who subscribe and are authorized to view it. The conditional access system uses, among other things, encryption technology to protect the transmitted signal from unauthorized access. It is illegal to create, sell or otherwise distribute software or devices to circumvent that conditional access technology. However, theft of cable and satellite programming has been widely reported, and the access cards used in our conditional access system have been compromised in the past and could be compromised in the future.

        We have undertaken various initiatives with respect to our conditional access system to further enhance the security of the DIRECTV signal. To help combat signal theft, we provide our subscribers with more advanced access cards that we believe significantly enhance the security of our signal. Currently, we believe these access cards have not been compromised. However, we cannot guarantee that new cards will prevent the theft of our satellite programming signals in the future. Furthermore, there can be no assurance that we will succeed in developing the technology we need to effectively restrict or eliminate signal theft. If our current access cards are compromised, our revenue and our ability to contract for video and audio services provided by programmers could be materially adversely affected. In addition, our operating costs could increase if we attempt to implement additional measures to combat signal theft.

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

DIRECTV HOLDINGS LLC

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

        In addition, many of our authorizations and pending applications will be subject to petitions and oppositions filed by several companies, and there can be no assurance that our authorizations will not be canceled, revoked or modified or that our applications will not be denied. Moreover, the FCC recently adopted new rules for licensing satellites that may limit our ability to file applications and secure licenses in the future.

        Congress has continued to shape the scope of the FCC's regulatory authority and enact legislation that affects our business. In addition, FCC proceedings to implement legislation and enact additional regulations are ongoing. The outcomes of these legislative or regulatory proceedings or their effect on our business cannot be predicted.

DIRECTV HOLDINGS LLC

We face risks arising from the outcome of various legal proceedings.

        We are involved in various legal proceedings, including those arising in the ordinary course of business and those described under the caption "Legal Proceedings" in Item 3. While we do not believe that any of these proceedings alone or in the aggregate will have a material effect on our consolidated financial position, an adverse outcome in one or more of these matters could be material to our consolidated results of operations and cash flows for any one period. Further, no assurance can be given that any adverse outcome would not be material to our consolidated financial position.

We control a substantial portion of interaction with our customers and we may not be as efficient or effective as our outsourced providers resulting in higher costs.

        We have a number of insourced call centers and recently insourced a substantial portion of our installation service providers to handle customer service calls, installations and repairs. We may not be as efficient or effective as our outsourced providers resulting in higher costs. Also, there is a risk that our customer satisfaction could be impacted, which may lead to higher subscriber churn and an inability to attract new subscribers. In addition, our outsourced providers could encounter financial difficulties, which may disrupt our ability to make installation service calls or to provide a level of customer service we expect, and which also may lead to higher subscriber churn and an inability to attract new subscribers.

We face risks arising from possible union legislation in the United States.

        There is a possibility that the proposed Employee Free Choice Act, or EFCA may be enacted. The EFCA, also referred to as the "card check" bill, if passed in its current form could significantly change the nature of labor relations in the United States, specifically, how union elections and contract negotiations are conducted. With respect to our owned and operated HSP business, it would be easier for unions to win elections and we could face arbitrator-imposed labor scheduling, costs and standards. Therefore, the EFCA could impose more labor relations requirements and union activity on our business, thereby potentially increasing our costs, and could have a material adverse effect on our overall competitive position. Currently, neither we nor most of our outsourced HSP vendors have any unions.

We may not be able to obtain or retain certain foreign regulatory approvals.

        There can be no assurance that any current regulatory approvals held by us are, or will remain, sufficient in the view of foreign regulatory authorities, or that any additional necessary approvals will be granted on a timely basis or at all, in all jurisdictions in which we operate, or that applicable restrictions in those jurisdictions will not be unduly burdensome. The failure to obtain the authorizations necessary to operate satellites or provide satellite service internationally could have a material adverse effect on our ability to generate revenue and our overall competitive position.

We have significant debt.

        We have significant amounts of debt. If we do not have sufficient income or other sources of cash, it could affect our ability to service debt and pay other obligations.

We may face other risks described from time to time in periodic reports filed by us with the SEC.

        We urge you to consider the above risk factors carefully in evaluating forward-looking statements contained in this Annual Report. The forward-looking statements included in this Annual Report are

DIRECTV HOLDINGS LLC

made only as of the date of this Annual Report and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

***

ITEM 2.    PROPERTIES

        As of December 31, 2008, we had approximately 120 owned and leased locations operating in the United States. The major locations include eight administrative offices, two broadcast centers and six call centers.

***

ITEM 3.    LEGAL PROCEEDINGS

        (a)   Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we became or were a party during the year ended December 31, 2008 or subsequent thereto, but before the filing of this report, are summarized below:

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

        Finisar Corporation.    As previously reported, we were successful in 2008 in our effort to have the jury verdict in the Finisar case vacated on appeal. The original verdict found the patent to be valid and willfully infringed, and the jury awarded approximately $79 million in damages. The trial court increased the damages award by $25 million because of the jury finding of willful infringement and awarded pre-judgment interest of $13 million. DIRECTV was also ordered to pay into escrow $1.60 per new set-top receiver manufactured for use with the DIRECTV system beginning June 17, 2006 and continuing until the patent expires in 2012 or was otherwise found to be invalid. On April 18, 2008, the Court of Appeals reversed the verdict of the district court in part, vacated the findings of infringement, and remanded for further proceedings on the remaining issues finding that the district court had applied erroneous interpretations of certain terms of the claims. The Court found a principal independent claim to be anticipated and therefore invalid, and remanded for further proceedings regarding validity of other asserted claims in view of this finding. The Court reversed the verdict of willful infringement, and affirmed the earlier ruling finding several claims to be invalid prior to trial. Following these decisions, our appeal bond was terminated and the escrowed royalties were returned to us. In the remand now pending, initial summary judgment motions on invalidity of additional claims have been submitted. If necessary, there will be further proceedings and a trial of remaining issues, which is presently scheduled for October 2009.

DIRECTV HOLDINGS LLC

        Early Cancellation Fees.    In 2008, a number of plaintiffs filed putative class action lawsuits in state and federal courts challenging the early cancellation fees DIRECTV assesses its customers when they do not fulfill their programming commitments. There are several lawsuits currently pending—some in California state court purporting to represent statewide classes, and some in federal courts purporting to represent nationwide classes. The lawsuits seek both monetary and injunctive relief. While the theories of liability vary, the lawsuits generally challenge these fees under state consumer protection laws as both unfair and inadequately disclosed to customers. Each of the lawsuits is at an early stage. Where possible, we are moving to compel these cases to arbitration in accordance with our Customer Agreement, but in states such as California where the enforceability of the arbitration provision is limited, we intend to defend against these allegations in court. We believe that our early cancellation fees are adequately disclosed, and represent reasonable estimates of the costs we incur when customers cancel service before fulfilling their programming commitments.

        Other.    We are subject to other legal proceedings and claims that arise in the ordinary course of our business. The amount of ultimate liability with respect to such actions is not expected to materially affect our financial position, results of operations or liquidity.

        (b)   The following previously reported legal proceeding was terminated during the fourth quarter ended December 31, 2008.

        SuperGuide Corporation.    On June 27, 2000, SuperGuide Corporation filed suit in the U.S. District Court for the Western District of North Carolina against DIRECTV Enterprises, LLC, DIRECTV, Inc., DIRECTV Operations, LLC, and The DIRECTV Group, Inc., Thomson Inc., and EchoStar Communications Corporation, EchoStar Satellite Corporation and EchoStar Technologies Corporation. The action alleged infringement of three U.S. patents and sought unspecified damages and injunctive relief. Gemstar Development Corp. was added as a third party defendant because it asserted to have exclusive control of the patents by reason of a license agreement with SuperGuide Corporation. In August 2005, the Court granted summary judgment on two of the patents, dismissing the claims of infringement relating to them with prejudice, leaving only one patent at issue which expired in 2005. After a bench trial, on July 19, 2007 the Court entered judgment denying Gemstar's assertion and holding that SuperGuide has the relevant rights relating to the remaining patent. Proceedings regarding the remaining patent were then initiated. On October 14, 2008, DIRECTV and Thomson agreed with SuperGuide to settle the case, and DIRECTV was dismissed from the case on October 20, 2008.

***

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

***

DIRECTV HOLDINGS LLC

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

***

ITEM 6.    SELECTED FINANCIAL DATA

        Omitted.

***

DIRECTV HOLDINGS LLC

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following is a discussion of our results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report. Information in this section is organized as follows:

  •
  Summary Results of Operations and Financial Condition

  •
  Significant Transactions Affecting the Comparability of the Results of Operations

  •
  Key Terminology

  •
  Executive Overview and Outlook

  •
  Results of Operations

  •
  Liquidity and Capital Resources

  •
  Contractual Obligations

  •
  Off-Balance Sheet Arrangements

  •
  Contingencies

  •
  Certain Relationships and Related Party Transactions

  •
  Critical Accounting Estimates

  •
  Accounting Changes and New Accounting Pronouncements

  •
  Security Ratings

DIRECTV HOLDINGS LLC

SUMMARY RESULTS OF OPERATIONS AND FINANCIAL CONDITION

	Years Ended December 31,
	2008	2007	2006
	(Dollars in Millions)
Consolidated Statements of Operations Data:
Revenues	$17,310	$15,527	$13,744
Total operating costs and expenses	14,980	13,125	11,396

Operating profit	2,330	2,402	2,348
Interest income	37	69	69
Interest expense	(315)	(216)	(218)
Other, net	5	(5)	(4)

Income before income taxes	2,057	2,250	2,195
Income tax expense	(807)	(891)	(839)

Net income	$1,250	$1,359	$1,356

	December 31,
	2008	2007
	(Dollars in Millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,149	$802
Total current assets	2,946	2,547
Total assets	12,546	12,297
Total current liabilities	3,006	2,916
Long-term debt	5,725	3,347
Total owner's equity	2,647	4,740

DIRECTV HOLDINGS LLC

	Years Ended December 31,
	2008	2007	2006
	(Dollars in Millions)
Other Data:
Operating profit before depreciation and amortization(1)
Operating profit	$2,330	$2,402	$2,348
Add: Depreciation and amortization expense	2,061	1,448	873

Operating profit before depreciation and amortization	$4,391	$3,850	$3,221

Operating profit before depreciation and amortization margin	25.4%	24.8%	23.4%
Cash flow information
Net cash provided by operating activities	$3,277	$2,909	$2,342
Net cash used in investing activities	(1,857)	(2,335)	(1,779)
Net cash used in financing activities	(1,073)	(1,128)	(372)
Free cash flow(2)
Net cash provided by operating activities	$3,277	$2,909	$2,342
Less: Cash paid for property and equipment	(501)	(621)	(504)
Less: Cash paid for subscriber leased equipment—subscriber acquisitions	(599)	(762)	(599)
Less: Cash paid for subscriber leased equipment—upgrade and retention	(537)	(774)	(473)
Less: Cash paid for satellites	(128)	(169)	(222)

Free cash flow	$1,512	$583	$544

Reference should be made to the notes to the Consolidated Financial Statements.

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

DIRECTV HOLDINGS LLC

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

DIRECTV HOLDINGS LLC

SIGNIFICANT TRANSACTIONS AFFECTING THE COMPARABILITY OF THE RESULTS OF OPERATIONS

Acquisitions

        180 Connect.    On July 8, 2008, we acquired 100% of 180 Connect's outstanding common stock and exchangeable shares. Simultaneously, in a separate transaction, UniTek USA, LLC acquired 100% of 180 Connect's cable service operating unit and operations in certain of our installation services markets in exchange for satellite installation operations in certain markets and $7 million in cash. These transactions provide us with control over a significant portion of our home service provider network. We paid $91 million in cash, net of the $7 million we received from UniTek USA, for the acquisition, including the equity purchase price, repayment of assumed debt and related transaction costs.

Other Developments

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

        The following table sets forth the amount of set-top receivers we capitalized, and depreciation expense we recorded under the lease program for the years ended December 31:

	2008	2007	2006
	(Dollars in Millions)
Capitalized subscriber leased equipment:
Cash paid for subscriber leased equipment—subscriber acquisitions	$599	$762	$599
Cash paid for subscriber leased equipment—upgrade and retention	537	774	473

Total subscriber leased equipment capitalized	$1,136	$1,536	$1,072

Depreciation expense—subscriber leased equipment	$1,100	$645	$147

        Financing Transactions.    In May 2008, we issued $1.5 billion in senior notes and amended our senior secured credit facility to include a new $1.0 billion Term Loan C. The senior notes bear interest at a rate of 7.625% and the principal balance is due in May 2016. The Term Loan C currently bears interest at a rate of 5.25% and was issued at a 1% discount. Principal payments on the Term Loan C began on September 30, 2008. The principal is payable in installments with the final installment due in April 2013.

KEY TERMINOLOGY

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

DIRECTV HOLDINGS LLC

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

        Subscriber Acquisition Costs.    These costs include the cost of set-top receivers and other equipment, commissions we pay to national retailers, independent satellite television retailers, dealers, telcos, and the cost of installation, advertising, marketing and customer call center expenses associated with the acquisition of new subscribers. Set-top receivers leased to new subscribers are capitalized in "Property and equipment, net" in the Consolidated Balance Sheets and depreciated over their useful lives. The amount of set-top receivers capitalized each period for subscriber acquisitions is included in "Cash paid for subscriber leased equipment-subscriber acquisitions" in the Consolidated Statements of Cash Flows.

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

DIRECTV HOLDINGS LLC

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

EXECUTIVE OVERVIEW AND OUTLOOK

        The United States is undergoing a period of substantial economic uncertainty. A more severe downturn in economic activity could have a detrimental impact on our forecasted revenue, operating margins, net subscriber additions, free cash flow and net income. Please refer to "Risk Factors" in Item 1A for a further discussion of risks, which may affect forecasted results or our business generally.

        Revenues.    In 2008, our revenues increased by 11.5% due to a larger subscriber base and a 6.1% increase in ARPU. In 2009, we anticipate revenues will increase in the high single-digit percentage range due to an increase in total subscribers and ARPU growth of about 4%. ARPU increases are expected to be driven primarily by price increases and the higher penetration of advanced products but will be lower than in 2008 due to the ongoing impact of more competitive promotions offered to both new and existing customers as well as lower revenues in 2009 from the completion of the lease of one of our backup satellites in early 2009. After accounting for churn, our net new subscriber additions in 2008 were 861,000 which increased our total subscriber base by 5.1% to 17.6 million customers. In 2009, we expect net new subscriber additions to approximate the net new subscriber additions in 2008 due to increased gross additions offset by higher subscriber disconnections.

        Operating Results.    In 2008, our operating profit before depreciation and amortization increased 14.1% to $4,391 million and operating profit before depreciation and amortization margin improved from 24.8% in 2007 to 25.4% in 2008. These increases were primarily due to the gross profit generated from the higher revenues, partially offset by higher subscriber acquisition and upgrade and retention costs for the increased number of new and existing customers adding HD and DVR services as well as increased general and administrative costs.

        In 2009, we expect a modest increase in both operating profit before depreciation and amortization and operating profit before depreciation and amortization margin over the 2008 results. These improvements are anticipated to be due to the expected increase in revenues, partially offset by modest increases in certain of our significant cost categories.

        Our operating profit decreased 3.0% to $2,330 million in 2008 primarily due to the increase in depreciation and amortization expense from the set-top receiver lease program, partially offset by increased operating profits before depreciation and amortization. Operating profit in 2009 is expected to increase as the anticipated higher operating profit before depreciation and amortization is expected to be only partially offset by higher depreciation and amortization expense resulting from the set-top receiver lease program.

        Free Cash Flow.    In 2008, we generated $1,512 million of free cash flow, defined as net cash provided by operating activities less cash paid for property and satellites. During 2009, we expect

DIRECTV HOLDINGS LLC

continued free cash flow growth primarily as a result of the anticipated increase in operating profit before depreciation and amortization. We anticipate these increases to be partially offset by an increase in cash paid for interest due to the issuance of $2,490 million of debt in May 2008.

Year Ended December 31, 2008 Compared with the Year Ended December 31, 2007

        The following table provides operating results and a summary of key subscriber data:

			Change
	2008	2007	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$17,310	$15,527	$1,783	11.5%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	7,424	6,681	743	11.1%
Subscriber service expenses	1,139	1,137	2	0.2%
Broadcast operations expenses	265	216	49	22.7%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	2,191	1,901	290	15.3%
Upgrade and retention costs	1,027	958	69	7.2%
General and administrative expenses	873	784	89	11.4%
Depreciation and amortization expense	2,061	1,448	613	42.3%

Total operating costs and expenses	14,980	13,125	1,855	14.1%

Operating profit	$2,330	$2,402	$(72)	(3.0)%

Other data:
Operating profit before depreciation and amortization	$4,391	$3,850	$541	14.1%

Total number of subscribers (000's)(1)	17,621	16,831	790	4.7%
ARPU	$83.90	$79.05	$4.85	6.1%
Average monthly subscriber churn %	1.47%	1.51%	—	(2.6)%
Gross subscriber additions (000's)	3,904	3,847	57	1.5%
Subscriber disconnections (000's)	3,043	2,969	74	2.5%
Net subscriber additions (000's)	861	878	(17)	(1.9)%
Average subscriber acquisition costs—per subscriber (SAC)	$715	$692	$23	3.3%

(1)
As discussed above in "Key Terminology," during 2008, we had a one-time downward adjustment to our subscriber count of approximately 71,000 subscribers related to commercial equivalent viewing units. This adjustment did not affect our revenue, operating profit, cash flows, net subscriber additions or average monthly subscriber churn.

        Subscribers.    In 2008, gross subscriber additions increased primarily due to growth in the direct sales and retail distribution channels due in large part to more attractive promotions and higher demand for HD and DVR services partially offset by the loss of a distribution relationship with BellSouth during the last three quarters of 2008. Average monthly subscriber churn decreased primarily due to increased sales of HD and DVR services as well as from lower involuntary churn associated with the continued effect of stringent credit policies. Net subscriber additions declined slightly from 2007 as the increase in gross additions was offset by higher subscriber disconnections.

DIRECTV HOLDINGS LLC

        Revenues.    Our revenues increased as a result of higher ARPU and the larger subscriber base. The increase in ARPU resulted primarily from price increases on programming packages, higher HD and DVR service fees, and an increase in lease fees due to higher average number of receivers per subscriber, partially offset by more competitive customer promotions and slightly lower upfront equipment fees.

        Operating profit before depreciation and amortization.    The improvement of operating profit before depreciation and amortization was primarily due to the gross profit generated from the higher revenues, partially offset by higher subscriber acquisition, upgrade and retention costs for the increased number of new and existing customers adding HD and DVR services, as well as increased general and administrative costs.

        Broadcast programming and other costs increased due to annual program supplier rate increases and the larger number of subscribers in 2008. Subscriber service expenses remained essentially flat with a larger subscriber base in 2008 due to the cost savings from a decline in customer call volume and a lower call handle time. Broadcast operations expense increased in 2008 due primarily to costs to support advanced services, HD enhancements and video-on-demand.

        Subscriber acquisition costs increased due to higher sales, marketing and advertising costs and higher costs associated with the acquisition of higher quality and advanced product customers. SAC per subscriber, which includes the cost of capitalized set-top receivers, increased due to higher sales, marketing and advertising costs and higher costs associated with the acquisition of higher quality and advanced product customers, partially offset by lower set-top receiver costs.

        Upgrade and retention costs increased in 2008 due to an increase in the movers program and other marketing programs.

        General and administrative expenses increased in 2008 primarily due to a $25 million one-time gain recognized in the second quarter of 2007 related to hurricane insurance recoveries, a $14 million charge in 2008 for the write-off of accounts receivable for equipment and other costs incurred to effect the orderly transition of services from one of our home service providers that ceased operations, $24 million in charges associated with the settlement of multiple legal proceedings and an increase in labor and benefit costs.

        Operating profit.    The increase in operating profit was primarily due to higher operating profit before depreciation and amortization, partially offset by higher depreciation and amortization expense in 2008 resulting from the capitalization of set-top receivers under the lease program.

        Interest income and expense.    The decrease in interest income to $37 million in 2008 from $69 million in 2007 was due to lower interest rates and lower average cash balances due mostly from the remittance of $3.4 billion in dividends to our parent. The increase in interest expense to $315 million in 2008 from $216 million in 2007 was due to an increase in the average debt balance compared to 2007 and lower capitalization of interest cost in 2008. We capitalized $18 million of interest costs in 2008 and $51 million in 2007. The reduction in the capitalization of interest costs was due to the successful completion and launch of two satellites.

        Income Tax Expense.    We recognized income tax expense of $807 million in 2008 compared to $891 million in 2007. The lower income tax expense in 2008 is primarily attributable to the lower income before income taxes.

DIRECTV HOLDINGS LLC

Year Ended December 31, 2007 Compared with the Year Ended December 31, 2006

        The following table provides operating results and a summary of key subscriber data:

			Change
	2007	2006	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$15,527	$13,744	$1,783	13.0%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	6,681	5,830	851	14.6%
Subscriber service expenses	1,137	1,057	80	7.6%
Broadcast operations expenses	216	179	37	20.7%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	1,901	1,844	57	3.1%
Upgrade and retention costs	958	852	106	12.4%
General and administrative expenses	784	761	23	3.0%
Depreciation and amortization expense	1,448	873	575	65.9%

Total operating costs and expenses	13,125	11,396	1,729	15.2%

Operating profit	$2,402	$2,348	$54	2.3%

Other data:
Operating profit before depreciation and amortization	$3,850	$3,221	$629	19.5%

Total number of subscribers (000's)	16,831	15,953	878	5.5%
ARPU	$79.05	$73.74	$5.31	7.2%
Average monthly subscriber churn %	1.51%	1.60%	—	(5.6)%
Gross subscriber additions (000's)	3,847	3,809	38	1.0%
Subscriber disconnections (000's)	2,969	2,989	(20)	(0.7)%
Net subscriber additions (000's)	878	820	58	7.1%
Average subscriber acquisition costs—per subscriber (SAC)	$692	$641	$51	8.0%

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

        Subscriber acquisition costs increased due to higher advertising and direct sales marketing costs as well as higher costs associated with the increase in subscribers taking advanced products in 2007. This increase was partially offset by $159 million of higher costs in 2006 related to set-top receivers being expensed prior to the implementation of the lease program on March 1, 2006, after which most set-top receivers were capitalized as well as lower set-top receiver costs. SAC per subscriber, which includes the cost of capitalized set-top receivers, increased due to higher direct sales marketing and advertising costs and higher costs associated with the increase in subscribers taking HD and DVR services, partially offset by lower set-top receiver costs.

        Upgrade and retention costs increased in 2007 due to higher volume of subscribers upgrading to HD and DVR services, partially offset by $115 million of higher costs in 2006 related to set-top receivers being expensed prior to the implementation of the lease program and lower set-top receiver costs.

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

DIRECTV HOLDINGS LLC

LIQUIDITY AND CAPITAL RESOURCES

        Our principal sources of liquidity are our cash, cash equivalents and the cash flow that we generate from our operations. From 2006 to 2008 we experienced significant growth in net cash provided by operating activities and free cash flow. We expect net cash provided by operating activities and free cash flow to continue to grow and believe that our existing cash balances and cash provided by operations will be sufficient to fund our existing business plan. Additionally, as of December 31, 2008, we had the ability to borrow up to $500 million under our existing credit facility, which is available until 2011. Borrowings under this facility may be required to fund strategic investment opportunities should they arise.

        At December 31, 2008, our cash and cash equivalents totaled $1,149 million compared with $802 million at December 31, 2007.

        As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) was 0.98 at December 31, 2008 and 0.87 at December 31, 2007. Working capital increased by $309 million to a deficit of $60 million at December 31, 2008 from working capital deficit of $369 million at December 31, 2007. The increase during the period was mostly due to the increase in our cash and cash equivalent balances resulting from the changes discussed below.

Summary Cash Flow Information

	Years Ended December 31,
	2008	2007	2006
	(Dollars in Millions)
Net cash provided by operating activities	$3,277	$2,909	$2,342
Net cash used in investing activities	(1,857)	(2,335)	(1,779)
Net cash used in financing activities	(1,073)	(1,128)	(372)
Free cash flow:
Net cash provided by operating activities	$3,277	$2,909	$2,342
Less: Cash paid for property and equipment	(501)	(621)	(504)
Less: Cash paid for subscriber leased equipment—subscriber acquisitions	(599)	(762)	(599)
Less: Cash paid for subscriber leased equipment—upgrade and retention	(537)	(774)	(473)
Less: Cash paid for satellites	(128)	(169)	(222)

Free cash flow	$1,512	$583	$544

Cash Flows Provided By Operating Activities

        The increases in net cash provided by operating activities in 2008 and 2007 were primarily due to our higher operating profit before depreciation and amortization, which resulted from the higher gross profit generated from an increase in revenues.

Cash Flows Used In Investing Activities

        Beginning March 2006, we introduced a set-top receiver lease program under which most set-top receivers provided to new and existing subscribers are capitalized. Prior to this lease program we expensed the cost of these set-top receivers. As a result of this lease program, our capital expenditures for property and equipment increased from 2006 to 2007. During 2008, we experienced a reduction in set-top receiver costs and benefited from the use of refurbished set-top receivers from our lease

DIRECTV HOLDINGS LLC

program, which resulted in a reduction in capital expenditures for property and equipment from 2007 to 2008.

        Also during 2006, 2007 and 2008, we were in the process of constructing three satellites. We have completed and placed two of these satellites into service, which resulted in decreasing satellite capital expenditures over the three year period. We expect to launch the last of these satellites in 2009. Additionally, our capital expenditures for broadcast facilities and equipment to support our HD programming has decreased from 2006 to 2008 as we have largely completed the build out of the infrastructure necessary to launch HD programming both locally and nationally.

        Additionally, we paid $97 million in 2008 for the acquisition of home service providers. These transactions are described in Note 12 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report. Our cash spending on investments is discretionary and we may fund strategic investment opportunities should they arise in the future.

Cash Flows Used in Financing Activities

        During 2008 we had $2,490 million of net cash proceeds from the issuance of senior notes and borrowings under our senior secured credit facility which were completed in May 2008 as described in Note 7 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report. Also, we paid cash dividends to our Parent in the amounts of $3,400 million in 2008, $1,050 million in 2007 and $300 million in 2006. We may provide additionally dividends to our Parent to fund its cash requirements, including additional share repurchase programs or other distributions to shareholders, or to fund strategic investment opportunities should they arise. We may use available cash and cash equivalents, cash from operations, or incur additional borrowings, which may include borrowings under our $500 million revolving credit facility, to fund such dividends.

Free Cash Flow

        Free cash flow increased in 2008 as compared to 2007 due to an increase in net cash provided by operating activities described above, and the decrease in capital expenditures. The decrease in capital expenditures resulted from lower set-top receiver costs for set-top receivers capitalized under our lease program and lower capital expenditures for satellite and broadcast facilities and equipment to support HD programming.

        Free cash flow increased in 2007 compared to 2006 as the increase in net cash provided by operating activities discussed above was partially offset by an increase in capital expenditures for leased set-top receivers. Capital expenditures for leased set-top receivers increased as a result of an increase in the amount of set-top receivers capitalized in 2007 under our lease program implemented in March 2006.

        During 2009, we expect continued free cash flow growth primarily as a result of the anticipated increase in operating profit before depreciation and amortization. We anticipate these increases to be partially offset by an increase in cash paid for interest due to the issuance of $2,490 million of debt in May 2008.

Debt

        At December 31, 2008, we had $5,833 million in total outstanding borrowings, bearing a weighted average interest rate of 5.7%. Our outstanding borrowings primarily consist of notes payable and amounts borrowed under our senior secured credit facility as more fully described in Note 7 of the

DIRECTV HOLDINGS LLC

Notes to the Consolidated Financial Statements in Item 8, Part II of this Annual Report, which we incorporate herein by reference.

        Our notes payable and senior secured credit facility and other borrowings mature as follows: $108 million in 2009; $308 million in 2010; $108 million in 2011; $20 million in 2012; $2,796 million in 2013; and $2,500 million thereafter. However, these amounts do not reflect potential prepayments that may be required under our senior secured credit facility, which could result from a computation that we are required to make each year end under the credit agreement. We were not required to make a prepayment for the years ended December 31, 2008 and 2007.

        Covenants and Restrictions.    The senior secured credit facility requires us to comply with certain financial covenants. The senior notes and the senior secured credit facility also include covenants that restrict our ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another entity, (vi) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the credit agreement and senior notes indentures. Should we fail to comply with these covenants, all or a portion of its borrowings under the senior notes and senior secured credit facility could become immediately payable and its revolving credit facility could be terminated. At December 31, 2008, we were in compliance with all such covenants and we expect to continue to be in compliance with all covenants in 2009.

        The senior notes and senior secured credit facility also provide that the borrowings may be required to be prepaid if certain change-in-control events occur. In September 2008, Liberty Media became the majority owner of our Parent's outstanding common stock. There was no ratings decline for the senior notes associated with that event, and we were not required either to offer to redeem the senior notes pursuant to their respective indentures or to prepay any of the borrowings under the senior secured credit facility.

Contingencies

        Several factors may affect our ability to fund our operations and commitments that we discuss in "Contractual Obligations", "Off-Balance Sheet Arrangements" and "Contingencies" below. In addition, our future cash flows may be reduced if we experience, among other things, significantly higher subscriber additions than planned, increased subscriber churn or upgrade and retention costs, higher than planned capital expenditures for satellites and broadcast equipment, satellite anomalies or signal theft or if we are required to make a prepayment on our term loans under our senior secured credit facility. Additionally, our ability to borrow under the senior secured credit facility is contingent upon us meeting financial and other covenants associated with its facility as more fully described above.

DIRECTV HOLDINGS LLC

CONTRACTUAL OBLIGATIONS

        The following table sets forth our contractual obligations as of December 31, 2008, including the future periods in which payments are expected. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements in Part II, Item 8 referenced in the table.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in Millions)
Long-term debt obligations (Note 7)(a)	$7,900	$440	$1,069	$3,373	$3,018
Purchase obligations (Note 13)(b)	3,598	1,305	1,934	336	23
Operating lease obligations (Note 13)(c)	210	36	64	58	52
Other long-term liabilities reflected on the Consolidated Balance Sheets under GAAP (Notes 13)(d),(e)	259	99	145	2	13

Total	$11,967	$1,880	$3,212	$3,769	$3,106

(a)
Long-term debt obligations include interest calculated based on the rates in effect at December 31, 2008, however, the obligations do not reflect potential prepayments that may be required under our senior secured credit facility, if any, or permitted under our indentures.

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

(d)
Other long-term liabilities consist of the amounts we owe to National Rural Telecommunications Cooperative, or NRTC, for the purchase of distribution rights and to the NRTC members that elected the long-term payment option resulting from the NRTC acquisition transactions in 2004, capital lease obligations, including interest, and satellite contracts.

(e)
Payments due by period for other long-term liabilities reflected on the Consolidated Balance Sheet under GAAP do not include payments that could be made related to our net unrecognized tax benefits liability, which amounted to $33 million as of December 31, 2008. The timing and amount of any future payments is not reasonably estimable, as such payments are dependent on the completion and resolution of examinations with tax authorities. We do not expect a significant payment related to these obligations within the next twelve months.

DIRECTV HOLDINGS LLC

OFF-BALANCE SHEET ARRANGEMENTS

        As of December 31, 2008, we were not contingently liable under any off balance sheet arrangements.

CONTINGENCIES

        For a discussion of contingencies, see Note 13 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report, which we incorporate herein by reference.

CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS

        For a discussion of "Certain Relationships and Related-Party Transactions," see Note 11 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report, which we incorporate herein by reference.

CRITICAL ACCOUNTING ESTIMATES

        The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect amounts reported. Management bases its estimates, judgments and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported for future periods may be affected by changes in those estimates. The following represents what we believe are the critical accounting policies that may involve a higher degree of estimation, judgment and complexity. For a summary of our significant accounting policies, including those discussed below, see Note 2 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

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

        Income Taxes.    We must make certain estimates and judgments in determining provisions for income taxes. These estimates and judgments occur in the calculation of tax credits, tax benefits and deductions, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

        We assess the recoverability of deferred tax assets at each reporting date and where applicable, record a valuation allowance to reduce the total deferred tax asset to an amount that will, more-likely-than-not, be realized in the future. Our assessment includes an analysis of whether deferred tax assets will be realized in the ordinary course of operations based on the available positive and negative evidence, including the scheduling of deferred tax liabilities and forecasted income from operating activities. The underlying assumptions we use in forecasting future taxable income require significant judgment. In the event that actual income from operating activities differs from forecasted

DIRECTV HOLDINGS LLC

amounts, or if we change our estimates of forecasted income from operating activities, we could record additional charges in order to adjust the carrying value of deferred tax assets to their realizable amount. Such charges could be material to our consolidated financial statements.

        In addition, the recognition of a tax benefit for tax positions involves dealing with uncertainties in the application of complex tax regulations. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. We provide for taxes for uncertain tax positions where assessments have not been received in accordance with Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109," or FIN 48. We believe such tax reserves are adequate in relation to the potential for additional assessments. Once established, we adjust these amounts only when more information is available or when an event occurs necessitating a change to the reserves. Future events such as changes in the facts or law, judicial decisions regarding the application of existing law or a favorable audit outcome will result in changes to the amounts provided.

        Contingent Matters.    Determining when, or if, an accrual should be recorded for a contingent matter, including but not limited to legal and tax issues, and the amount of such accrual, if any, requires a significant amount of management judgment and estimation. We develop our judgments and estimates in consultation with outside counsel based on an analysis of potential outcomes. Due to the uncertainty of determining the likelihood of a future event occurring and the potential financial statement impact of such an event, it is possible that upon further development or resolution of a contingent matter, we could record a charge in a future period that would be material to our consolidated financial statements.

        Depreciable Lives of Leased Set-Top Receivers.    We currently lease most set-top receivers provided to new and existing subscribers and therefore capitalize the cost of those set-top receivers. We depreciate capitalized set-top receivers over a three year estimated useful life, which is based on, among other things, management's judgment of the risk of technological obsolescence. Changes in the estimated useful lives of set-top receivers capitalized could result in significant changes to the amounts recorded as depreciation expense. Based on the book value of the set-top receivers capitalized as of December 31, 2008, if we extended the depreciable life of the set-top receivers by one half of a year, it would result in an approximately $255 million reduction in annual depreciation expense.

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

        Valuation of Goodwill and Intangible Assets with Indefinite Lives.    We evaluate the carrying value of goodwill and intangible assets with indefinite lives annually in the fourth quarter or more frequently when events and circumstances change that would more likely than not result in an impairment loss. We completed our annual impairment testing during the fourth quarter of 2008, and determined that there was no impairment of goodwill or intangible assets with indefinite lives.

DIRECTV HOLDINGS LLC

        The goodwill evaluation requires the estimation of our business as a whole. We determine fair values primarily using estimated cash flows discounted at a rate commensurate with the risk involved, when appropriate. Estimation of future cash flows requires significant judgment about future operating results, and can vary significantly from one evaluation to the next. Risk adjusted discount rates are not fixed and are subject to change over time. As a result, changes in estimated future cash flows and/or changes in discount rates could result in a write-down of goodwill or intangible assets with indefinite lives in a future period, which could be material to our consolidated financial statements.

ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENTS

        For a discussion of accounting changes and new accounting pronouncements see Note 2 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report, which we incorporate herein by reference.

SECURITY RATINGS

        Debt ratings by the various rating agencies reflect each agency's opinion of the ability of issuers to repay debt obligations as they come due and expected loss given a default. Ratings in the Baa range for Moody's Investors Service and the BBB range for Standard & Poor's Ratings Services, or S&P, generally indicate adequate current protection of interest payments and principal security, with certain protective elements lacking. Ratings in the Ba range for Moody's and the BB range for S&P, generally indicate moderate protection of interest and principal payments, potentially outweighed by exposure to uncertainties or adverse conditions. In general, lower ratings result in higher borrowing costs. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization.

        Currently, we have the following security ratings:

	Senior Secured	Senior Unsecured	Corporate	Outlook
Standard & Poor's	BBB-	BB	BB	Stable
Moody's	Baa3	Ba3	Ba2	Stable

***

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The following discussion and the estimated amounts generated from the sensitivity analyses referred to below include forward-looking statements of market risk which assume for analytical purposes that certain adverse market conditions may occur. Actual future market conditions may differ materially from such assumptions because the amounts noted below are the result of analyses used for the purpose of assessing possible risks and the mitigation thereof. Accordingly, you should not consider the forward-looking statements as our projections of future events or losses.

  Interest Rate Risk

        We are subject to fluctuating interest rates, which may adversely impact our consolidated results of operations and cash flows. We had outstanding debt of $5,831 million at December 31, 2008, excluding the unamortized bond premium, which consisted of fixed rate borrowings of $3,410 million and variable rate borrowings of $2,421 million. As of December 31, 2008, a hypothetical one percentage point increase in interest rates related to our outstanding variable rate debt would have increased our annual interest expense by approximately $24 million.

***

DIRECTV HOLDINGS LLC

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
DIRECTV Holdings LLC
El Segundo, California

        We have audited the accompanying consolidated balance sheets of DIRECTV Holdings LLC (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in owner's equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DIRECTV Holdings LLC at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        As discussed in Note 2 of the Notes to the Consolidated Financial Statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

February 26, 2009

DIRECTV HOLDINGS LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007	2006
	(Dollars in Millions)
Revenues	$17,310	$15,527	$13,744
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	7,424	6,681	5,830
Subscriber service expenses	1,139	1,137	1,057
Broadcast operations expenses	265	216	179
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	2,191	1,901	1,844
Upgrade and retention costs	1,027	958	852
General and administrative expenses	873	784	761
Depreciation and amortization expense	2,061	1,448	873

Total operating costs and expenses	14,980	13,125	11,396

Operating profit	2,330	2,402	2,348
Interest income	37	69	69
Interest expense	(315)	(216)	(218)
Other, net	5	(5)	(4)

Income before income taxes	2,057	2,250	2,195
Income tax expense	(807)	(891)	(839)

Net income	$1,250	$1,359	$1,356

        The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(Dollars in Millions)
ASSETS
Current assets
Cash and cash equivalents	$1,149	$802
Accounts receivable, net	1,308	1,387
Inventories	182	187
Deferred income taxes	46	29
Prepaid expenses and other	261	142

Total current assets	2,946	2,547
Satellites, net	1,980	2,030
Property and equipment, net	3,348	3,230
Goodwill	3,189	3,032
Intangible assets, net	871	1,223
Other assets	212	235

Total assets	$12,546	$12,297

LIABILITIES AND OWNER'S EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,582	$2,548
Unearned subscriber revenues and deferred credits	316	320
Current portion of long-term debt	108	48

Total current liabilities	3,006	2,916
Long-term debt	5,725	3,347
Deferred income taxes	405	336
Other liabilities and deferred credits	763	958
Commitments and contingencies
Owner's equity
Capital stock and additional paid-in capital	2,403	2,782
Retained earnings	244	1,958

Total owner's equity	2,647	4,740

Total liabilities and owner's equity	$12,546	$12,297

        The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CHANGES IN OWNER'S EQUITY

	Capital stock and additional paid-in capital	Retained earnings (deficit)	Total owner's equity
	(Dollars in Millions)
Balance at January 1, 2006	$4,051	$(754)	$3,297
Net income		1,356	1,356
Dividend to Parent	(300)		(300)
Capital contribution from Parent	34		34
Other	1		1

Balance at December 31, 2006	3,786	602	4,388
Net income		1,359	1,359
Dividend to Parent	(1,050)		(1,050)
Capital contribution from Parent	41		41
Adjustment to initially record cumulative effect of adopting FIN 48, net of tax		(3)	(3)
Other	5		5

Balance at December 31, 2007	2,782	1,958	4,740
Net income		1,250	1,250
Dividend to Parent	(436)	(2,964)	(3,400)
Capital contribution from Parent	43		43
Other	14		14

Balance at December 31, 2008	$2,403	$244	$2,647

        The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(Dollars in Millions)
Cash Flows From Operating Activities
Net income	$1,250	$1,359	$1,356
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	2,061	1,448	873
Amortization of deferred revenues and deferred credits	(104)	(98)	(41)
Deferred income taxes	52	162	178
Other	54	52	42
Change in other operating assets and liabilities
Accounts receivable, net	93	(120)	(271)
Inventories	22	(47)	141
Prepaid expenses and other	(109)	3	(35)
Accounts payable and accrued liabilities	(47)	138	19
Unearned subscriber revenues and deferred credits	(4)	60	—
Other, net	9	(48)	80

Net cash provided by operating activities	3,277	2,909	2,342

Cash Flows From Investing Activities
Cash paid for property and equipment	(501)	(621)	(504)
Cash paid for subscriber leased equipment—subscriber acquisitions	(599)	(762)	(599)
Cash paid for subscriber leased equipment—upgrade and retention	(537)	(774)	(473)
Cash paid for satellites	(128)	(169)	(222)
Proceeds from sale of property	—	—	12
Investment in companies, net of cash acquired	(97)	—	—
Other	5	(9)	7

Net cash used in investing activities	(1,857)	(2,335)	(1,779)

Cash Flows From Financing Activities
Cash proceeds from debt issuance	2,490	—	—
Debt issuance costs	(19)	—	—
Repayment of long-term debt	(53)	(10)	(8)
Repayment of other long-term obligations	(98)	(72)	(67)
Cash dividends to Parent	(3,400)	(1,050)	(300)
Excess tax benefit from share-based compensation	7	4	3

Net cash used in financing activities	(1,073)	(1,128)	(372)

Net increase (decrease) in cash and cash equivalents	347	(554)	191
Cash and cash equivalents at beginning of the year	802	1,356	1,165

Cash and cash equivalents at end of the year	$1,149	$802	$1,356

Supplemental Cash Flow Information
Interest paid	$289	$211	$215
Income taxes paid	753	730	728

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

Note 2: Basis of Presentation and Summary of Significant Accounting Policies

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

  Revenue Recognition

        We recognize subscription and pay-per-view revenues when programming is broadcast to subscribers. We recognize subscriber fees for multiple set-top receivers, our published programming guide, warranty services and equipment rental as revenue, as earned. We recognize advertising revenues when the related services are performed. We defer programming payments received from subscribers in advance of the broadcast as "Unearned subscriber revenues and deferred credits" in the Consolidated Balance Sheets until earned.

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

        We defer advance payments in the form of cash and equity instruments from programming content providers for carriage of their signal and recognize them as a reduction of "Broadcast programming and other" in the Consolidated Statements of Operations on a straight-line basis over the related contract term. We record equity instruments at fair value based on quoted market prices or values determined by management. Through the end of 2006, we also recorded the amortization of a provision

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for above-market programming contracts that we recorded in connection with the 1999 acquisition of certain premium subscription programming contracts from United States Satellite Broadcasting Company, Inc. as a reduction of programming costs.

  Subscriber Acquisition Costs

        Subscriber acquisition costs consist of costs we incur to acquire new subscribers. We include the cost of set-top receivers and other equipment, commissions we pay to national retailers, independent satellite television retailers, dealers, telephone communication companies and the cost of installation, advertising, marketing and customer call center expenses associated with the acquisition of new subscribers in subscriber acquisition costs. We expense these costs as incurred, or when subscribers activate the DIRECTV® service, as appropriate, except for the cost of set-top receivers leased to new subscribers, which we capitalize in "Property and equipment, net" in the Consolidated Balance Sheets. Although paid in advance, the retailer or dealer earns substantially all commissions paid for customer acquisitions over 12 months from the date of subscriber activation. Should the subscriber cancel our service during the 12 month service period, we are reimbursed for the unearned portion of the commission by the retailer or dealer and record a decrease to subscriber acquisition costs. We implemented a lease program on March 1, 2006 after which most set-top receivers provided to new subscribers are capitalized. We include the amount of our set-top receivers capitalized each period for subscriber acquisition activities in the Consolidated Statements of Cash Flows under the caption "Cash paid for subscriber leased equipment—subscriber acquisitions." See Note 4 below for additional information.

  Upgrade and Retention Costs

        Upgrade and retention costs consist primarily of costs we incur for loyalty programs offered to existing subscribers. The costs for loyalty programs include the costs of installing or providing hardware under our movers program (for subscribers relocating to a new residence), multiple set-top receiver offers, digital video recorder, or DVR, high-definition, or HD, local channel upgrade programs and other similar initiatives, and third party commissions we incur for the sale of additional set-top receivers to existing subscribers. We expense these costs as incurred, except for the cost of set-top receivers leased to existing subscribers, which we capitalize in "Property and equipment, net" in the Consolidated Balance Sheets. We implemented a lease program on March 1, 2006, after which most set-top receivers provided to existing subscribers under upgrade and retention programs are capitalized. We include the amount of our set-top receivers capitalized each period for upgrade and retention activities in the Consolidated Statements of Cash Flows under the caption "Cash paid for subscriber leased equipment—upgrade and retention." See Note 4 below for additional information.

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

        The carrying value of cash and cash equivalents, accounts receivable, investments and other assets, accounts payable, and amounts included in accrued liabilities and other meeting the definition of a financial instrument approximated their fair values at December 31, 2008 and 2007.

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

        We record compensation expense equal to the fair value of stock-based awards at the date approved on a straight-line basis over the requisite service period of up to three years, reduced for estimated forfeitures and adjusted for anticipated payout percentages related to the achievement of performance targets.

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

  Advertising Costs

        We expense advertising costs primarily in "Subscriber acquisition costs" in the Consolidated Statements of Operations as incurred. Advertising expenses, net of payments received from programming content providers for marketing support, were $211 million in 2008, $178 million in 2007 and $191 million in 2006.

  Market Concentrations and Credit Risk

        We sell programming services and extend credit, in amounts generally not exceeding $200 each, to a large number of individual residential subscribers throughout the United States. As applicable, we maintain allowances for anticipated losses.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

  Accounting Changes

        On January 1, 2008, we adopted Statement of Financial Accounting Standards, or SFAS, No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115." SFAS No. 159 permits, but does not require, companies to report at fair value the majority of recognized financial assets, financial liabilities and firm commitments. Under this standard, unrealized gains and losses on items for which the fair value option is elected are reported in earnings at each subsequent reporting date. Our adoption of SFAS No. 159 did not have any effect on our consolidated financial statements, as we have not elected to report subject instruments at fair value.

        On January 1, 2008, we adopted SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, sets out a framework for measuring fair value under accounting principles generally accepted in the United States of America, or GAAP, and expands disclosures about fair value measurements of assets and liabilities to include disclosure about inputs used in the determination of fair value using the following three categories:

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs that are not corroborated by market data.

        SFAS No. 157 applies under other accounting pronouncements previously issued by the FASB that require or permit fair value measurements. Our adoption of SFAS No. 157 did not have any effect on our consolidated financial statements.

        On January 1, 2008, we adopted Emerging Issues Task Force, or EITF, Issue No. 06-1, "Accounting for Consideration Given by a Service Provider to a Manufacturer or Reseller of Equipment Necessary for an End-Customer to Receive Service from the Service Provider." EITF No. 06-1 provides guidance to service providers regarding the proper reporting of consideration given to manufacturers or resellers of equipment necessary for an end-customer to receive its services. Depending on the circumstances, such consideration is reported as either an expense or a reduction of revenues. Our adoption of EITF No. 06-1 did not have any effect on our consolidated financial statements.

        We adopted FIN 48 on January 1, 2007, the cumulative effect of which resulted in a $3 million decrease to the January 1, 2007 balance of "Retained earnings" in the Consolidated Balance Sheets. As of the date of adoption, our unrecognized tax benefits totaled $26 million, including $3 million of tax positions the recognition of which would affect the annual effective income tax rate. As of the date of adoption, we have accrued $1 million in interest and penalties as part of our liability for unrecognized tax benefits. See Note 8 below for additional information regarding unrecognized tax benefits.

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

        On December 31, 2006, our Parent adopted the provisions of SFAS No. 158 that requires our Parent to recognize the funded status of its defined benefit postretirement plans in its Consolidated Balance Sheets and recognize changes in the funded status of its defined benefit postretirement plans as a component of other comprehensive income, net of tax, in stockholders' equity in the Consolidated Balance Sheets, in the year in which changes occur. The adoption of this standard had no effect on our

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consolidated results of operations or financial position, as DIRECTV Holdings does not sponsor postretirement plans, but rather our employees participate in the plans that are sponsored and carried as an obligation by our Parent.

  New Accounting Standards

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment to ARB No. 51" which establishes standards of accounting and reporting of noncontrolling interests in subsidiaries, currently known as minority interests, in consolidated financial statements, provides guidance on accounting for changes in the parent's ownership interest in a subsidiary and establishes standards of accounting of the deconsolidation of a subsidiary due to the loss of control. SFAS No. 160 requires an entity to present minority interests as a component of equity. Additionally, SFAS No. 160 requires an entity to present net income and consolidated comprehensive income attributable to the parent and the minority interest separately on the face of the consolidated financial statements. We do not expect the adoption of SFAS No. 160 to have any effect on our consolidated results of operations and financial position when adopted, as required, on January 1, 2009.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations." SFAS No. 141R will require the acquiring entity to record 100% of all assets and liabilities acquired, including goodwill and any non-controlling interest, generally at their fair values for all business combinations, whether partial, full or step acquisitions. Under SFAS No. 141R certain contingent assets and liabilities, as well as contingent consideration, will also be required to be recognized at fair value on the date of acquisition and acquisition related transaction and restructuring costs will be expensed. Additionally, SFAS No. 141R requires disclosures about the nature and financial effect of the business combination and also changes the accounting for certain income tax assets recorded in purchase accounting. The adoption of SFAS No. 141R as required, on January 1, 2009, will change the way we account for adjustments to deferred tax asset valuation allowances recorded in purchase accounting for prior business combinations and will change the accounting for all business combinations consummated after January 1, 2009.

Note 3: Accounts Receivable, Net

        The following table sets forth the amounts recorded for "Accounts receivable, net" in our Consolidated Balance Sheets as of December 31:

	2008	2007
	(Dollars in Millions)
Subscriber	$807	$774
Trade and other	533	652

Subtotal	1,340	1,426
Less: Allowance for doubtful accounts	(32)	(39)

Accounts receivable, net	$1,308	$1,387

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4: Satellites, Net and Property and Equipment, Net

        The following table sets forth the amounts recorded for "Satellites, net" and "Property and equipment, net" in our Consolidated Balance Sheets at December 31:

	Estimated Useful Lives (years)	2008	2007
		(Dollars in Millions)
Satellites	10-15	$2,483	$2,179
Satellites under construction		292	474

Total		2,775	2,653
Less: Accumulated depreciation		(795)	(623)

Satellites, net		$1,980	$2,030

Land and improvements	—	$26	$24
Buildings and leasehold improvements	6-30	287	250
Machinery and equipment	3-23	2,911	2,395
Subscriber leased set-top receivers	3-5	3,577	2,673
Construction in progress	—	235	344

Total		7,036	5,686
Less: Accumulated depreciation		(3,688)	(2,456)

Property and equipment, net		$3,348	$3,230

        We capitalized interest costs of $18 million in 2008, $51 million in 2007 and $55 million in 2006, as part of the cost of our property and satellites under construction. Depreciation expense was $1,707 million in 2008, $1,094 million in 2007 and $519 million in 2006.

        On March 1, 2006, we introduced a new set-top receiver lease program. Prior to March 1, 2006, most set-top receivers provided to new and existing subscribers were immediately expensed upon activation as a subscriber acquisition or upgrade and retention cost in the Consolidated Statements of Operations. Subsequent to the introduction of the lease program, we lease most set-top receivers provided to new and existing subscribers, and therefore capitalize the set-top receivers in "Property and equipment, net" in the Consolidated Balance Sheets. We depreciate capitalized set-top receivers over a three year estimated useful life and include the amount of set-top receivers capitalized each period in the Consolidated Statements of Cash Flows.

        The following table sets forth the amount of set-top receivers we capitalized, and depreciation expense we recorded under the lease program for the years ended December 31:

Capitalized subscriber leased equipment:	2008	2007	2006
	(Dollars in Millions)
Subscriber leased equipment—subscriber acquisitions	$599	$762	$599
Subscriber leased equipment—upgrade and retention	537	774	473

Total subscriber leased equipment capitalized	$1,136	$1,536	$1,072

Depreciation expense—subscriber leased equipment	$1,100	$645	$147

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5: Goodwill and Intangible Assets

        The following table sets forth the changes in the carrying amounts of "Goodwill" in the Consolidated Balance Sheets for the years ended December 31, 2008 and 2007:

(Dollars in Millions)
Balance as of December 31, 2007	$3,032
Acquisitions related to home service provider business	157

Balance as of December 31, 2008	$3,189

        There were no changes to "Goodwill" in the Consolidated Balance Sheets during 2007.

        The following table sets forth the components for "Intangible assets, net" in the Consolidated Balance Sheets at:

		December 31, 2008			December 31, 2007
	Estimated Useful Lives (years)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
		(Dollars in Millions)
Orbital slots	Indefinite	$432		$432	$432		$432
72.5° WL orbital license	5	219	$180	39	219	$140	79
Subscriber related	5-10	1,348	1,116	232	1,348	860	488
Dealer network	15	130	79	51	130	71	59
Distribution rights	7	334	217	117	334	169	165

Total intangible assets		$2,463	$1,592	$871	$2,463	$1,240	$1,223

        Amortization expense for intangible assets was $352 million in 2008, and $353 million in 2007 and 2006.

        Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $289 million in 2009, $90 million in 2010, $34 million in 2011, $10 million in 2012, $10 million in 2013 and $6 million thereafter.

        We performed our annual impairment tests for goodwill and orbital slots in the fourth quarters of 2008, 2007 and 2006. Based on our annual impairment tests, no impairment existed.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6: Accounts Payable and Accrued Liabilities; Other Liabilities and Deferred Credits

        The following represent significant components of "Accounts payable and accrued liabilities" in our Consolidated Balance Sheets as of December 31:

	2008	2007
	(Dollars in Millions)
Programming costs	$1,532	$1,397
Accounts payable	325	345
Payroll and employee benefits	96	73
Interest payable	45	26
Property and income taxes	35	71
Other	549	636

Total accounts payable and accrued liabilities	$2,582	$2,548

        The significant components of "Other liabilities and deferred credits" in our Consolidated Balance Sheets are as follows as of December 31, 2008:

	2008	2007
	(Dollars in Millions)
Programming costs	$251	$368
Other accrued taxes	202	92
Deferred credits	122	213
Other	188	285

Total other liabilities and deferred credits	$763	$958

Note 7: Debt

        The following table sets forth our outstanding debt:

		December 31,
	Interest Rates at December 31, 2008
		2008	2007
		(Dollars in Millions)
8.375% senior notes due in 2013	8.375%	$910	$910
6.375% senior notes due in 2015	6.375%	1,000	1,000
7.625% senior notes due in 2016	7.625%	1,500	—
Senior secured credit facility, net of unamortized discount of $9 million as of December 31, 2008	3.165%	2,421	1,483
Unamortized bond premium	—	2	2

Total debt		5,833	3,395
Less: Current portion of long-term debt		(108)	(48)

Long-term debt		$5,725	$3,347

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2008 Financing Transactions

        In May 2008, we completed financing transactions that included the issuance of senior notes and an amendment to its existing senior secured credit facility as discussed below. We incurred $20 million of debt issuance costs in connection with these transactions.

        We issued $1,500 million in senior notes due in 2016 in a private placement transaction. The eight-year notes bear interest at 7.625%. Principal on the senior notes is payable upon maturity, while interest is payable semi-annually commencing November 15, 2008. The senior notes have been fully and unconditionally guaranteed, jointly and severally, by substantially all of our current and certain of our future domestic subsidiaries on a senior unsecured basis. On November 11, 2008, we completed an exchange offer in which holders of substantially all of the outstanding principal amount of the senior notes exchanged the original senior notes for registered notes with identical terms, except that the registered notes are registered under the Securities Act of 1933, as amended, and do not bear the legends restricting their transfer.

        We also amended our senior secured credit facility to include a new $1,000 million Term Loan C, which was issued at a 1% discount, resulting in $990 million of proceeds. Initially, borrowings under Term Loan C bear interest at 5.25%, however the rate is variable based on changes in the London InterBank Offered Rate, or LIBOR. The interest rate may be increased or decreased under certain conditions. The Term Loan C has a final maturity of April 13, 2013, and we began making quarterly principal payments totaling 1% annually on September 30, 2008. The senior secured credit facility is secured by substantially all our assets and the assets of our current and certain of our future domestic subsidiaries and is fully and unconditionally guaranteed, jointly and severally, by substantially all of our current and certain of our future domestic subsidiaries.

        Notes Payable.    All of our senior notes have been registered under the Securities Act of 1933, as amended. The 8.375% senior notes, 6.375% senior notes and 7.625% senior notes are unsecured and have been fully and unconditionally guaranteed, jointly and severally, by substantially all of our assets. Principal on the senior notes is payable upon maturity, while interest is payable semi-annually.

        The fair value of our 8.375% senior notes was approximately $904 million at December 31, 2008 and approximately $948 million at December 31, 2007. The fair value of our 6.375% senior notes was approximately $911 million at December 31, 2008 and approximately $962 million at December 31, 2007. The fair value of our 7.625% senior notes was approximately $1,451 million at December 31, 2008. We calculated the fair values based on quoted market prices of our senior notes, which is a Level 1 input under SFAS No. 157, on those dates.

        Credit Facility.    At December 31, 2008, our senior secured credit facility consisted of a $463 million six-year Term Loan A, a $972 million eight-year Term Loan B, a $986 million five-year Term Loan C and a $500 million undrawn six-year revolving credit facility. The Term Loan A, Term Loan B and Term Loan C components of the senior secured credit facility currently bear interest at a rate equal to the London InterBank Offered Rate, or LIBOR, plus 0.75%, 1.50% and 2.25%, respectively. In addition, we pay a commitment fee of 0.175% per year for the unused commitment under the revolving credit facility. The interest rate and commitment fee may be increased or decreased under certain conditions. The senior secured credit facility is secured by substantially all of our assets and is fully and unconditionally guaranteed, jointly and severally by substantially all of our material domestic subsidiaries.

        Our notes payable and credit facility mature as follows: $108 million in 2009, $308 million in 2010, $108 million in 2011, $20 million in 2012, $2,796 million in 2013 and $2,500 million thereafter. These

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amounts do not reflect potential prepayments that may be required under our senior secured credit facility, which could result from a computation of excess cash flows that we may be required to make at each year end under the credit agreement. We were not required to make a prepayment for the years ended December 31, 2008, 2007, or 2006. The amount of interest accrued related to our outstanding debt was $45 million at December 31, 2008 and $26 million at December 31, 2007.

        Covenants and Restrictions.    The senior secured credit facility requires us to comply with certain financial covenants. The senior notes and the senior secured credit facility also include covenants that restrict our ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another entity, (vi) sell, assign, lease or otherwise dispose of all or substantially all of our assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the credit agreement and senior notes indentures. Should we fail to comply with these covenants, all or a portion of our borrowings under the senior notes and senior secured credit facility could become immediately payable and the revolving credit facility could be terminated. The senior notes and senior secured credit facility also provide that the borrowings may be required to be prepaid if certain change-in-control events occur. In September 2008, Liberty Media became the majority owner of our Parent's outstanding common stock. There was no ratings decline for the senior notes associated with that event, and we were not required either to offer to redeem any of the senior notes pursuant to their respective indentures or to prepay any of the borrowings under the senior secured credit facility. At December 31, 2008, we were in compliance with all such covenants.

        Restricted Cash.    As of December 31, 2008, we had $8 million of restricted cash included as part of "Prepaid expenses and other" in our Consolidated Balance Sheets. We did not have restricted cash as of December 31, 2007.

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

        Our income tax expense consisted of the following for the years ended December 31:

	2008	2007	2006
	(Dollars in Millions)
Current tax expense:
U.S. federal	$(691)	$(633)	$(556)
State and local	(64)	(156)	(111)

Total	(755)	(789)	(667)

Deferred tax (expense) benefit:
U.S. federal	(12)	(82)	(175)
State and local	(40)	(20)	3

Total	(52)	(102)	(172)

Total income tax expense	$(807)	$(891)	$(839)

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Our income tax expense was different than the amount computed using the U.S. federal statutory income tax rate for the reasons set forth in the following table for the years ended December 31:

	2008	2007	2006
	(Dollars in Millions)
Expected tax expense at U.S. federal statutory income tax rate	$(720)	$(788)	$(768)
U.S. state and local income tax expense, net of federal benefit	(77)	(102)	(70)
Tax credits and other	(10)	(1)	(1)

Total income tax expense	$(807)	$(891)	$(839)

        Temporary differences and carryforwards that gave rise to deferred tax assets and liabilities at December 31 were as follows:

	2008		2007
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(Dollars in Millions)
Depreciation and amortization	$—	$503	$—	$515
Accruals and advances	90	50	108	49
Programming contract liabilities	143	—	168	—
Prepaid expenses	—	26	—	38
State taxes	—	25	19	—
Tax credits	17	—	—	—
Other temporary differences	3	6	6	4

Subtotal	253	610	301	606
Valuation allowance	(2)	—	(2)	—

Total deferred taxes	$251	$610	$299	$606

        We assessed the deferred tax assets for the respective periods for recoverability and, where applicable, we recorded a valuation allowance to reduce the total deferred tax assets to an amount that will, more likely than not, be realized in the future.

        The valuation allowance of $2 million at December 31, 2008, is attributable to unused capital losses which are available for carry-forward.

        A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits, excluding accrued interest and penalties, is as follows (in millions):

Gross unrecognized tax benefits at January 1, 2007	$25
Increases in tax positions for prior years	31
Increases in tax positions for the current year	32

Gross unrecognized tax benefits at December 31, 2007	88
Increases in tax positions for prior years	76
Increases in tax positions for the current year	21
Settlement with taxing authorities	1

Gross unrecognized tax benefits at December 31, 2008	$186

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        As of December 31, 2008, our unrecognized tax benefits totaled $202 million, including accrued interest and penalties of $16 million. If our tax positions are ultimately sustained approximately $33 million of the unrecognized tax benefits would be recognized as a reduction in our annual effective income tax rate.

        During the year ended December 31, 2008, we recognized $13 million of interest expense for unrecognized tax benefits in "Income tax expense" in the Consolidated Statement of Operations.

        We file numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state jurisdictions. For U.S. federal tax purposes, the tax years 2003 through 2008 remain open to examination. The California tax years 1994 through 2008 remain open to examination and the income tax returns in the other state tax jurisdictions in which we have operations are generally subject to examination for a period of 3 to 5 years after filing of the respective return.

        We do not anticipate changes to the total unrecognized tax benefits in the next twelve months that will have a significant effect on our consolidated financial statements.

Note 9: Pension and Other Postretirement Benefit Plans

        Most of our employees are eligible to participate in funded and unfunded contributory and non-contributory defined benefit pension plans maintained by The DIRECTV Group. The plans provide defined benefits based on years of service and final average salary or based on eligible compensation while employed by us. We have not separately determined the accumulated benefit obligation and net assets available for benefits for our employees and do not include these items in our Consolidated Balance Sheets. In addition to pension benefits, The DIRECTV Group charges us for the cost of certain other post-retirement benefits. The accumulated other post-retirement benefit obligation related to our employees has not been separately determined and is not included in the accompanying Consolidated Balance Sheets. We also participate in other health and welfare plans of The DIRECTV Group. Our portion of the cost of these benefit plans, allocated from The DIRECTV Group, amounted to $16 million in 2008, $16 million in 2007 and $15 million in 2006.

Note 10: Share-Based Payment

        Under The DIRECTV Group, Inc. Amended and Restated 2004 Stock Plan as approved by our Parent's stockholders on June 5, 2007, shares, rights or options to acquire up to 21 million shares of common stock plus the number of shares that were granted under a former plan but which, after December 22, 2003 are forfeited, expire or are canceled without the delivery of shares of common stock or otherwise result in the return of such shares to us, were authorized for grant through June 4, 2017, subject to the approval of the Compensation Committee of our Parent's Board of Directors. Our Parent issues new shares of our common stock when restricted stock units are earned and when stock options are exercised.

        Restricted Stock Units.    The Compensation Committee of The DIRECTV Group has granted restricted stock units under our Parent's stock plans to certain of our employees and executives. Annual awards are mostly performance-based, with final payments in shares of our Parent's common stock. Final payment can be reduced from the target award amounts based on our Parent company's performance over a three-year performance period in comparison with pre-established targets.

        During the year ended December 31, 2008, our employees were granted 2.3 million restricted stock units with a weighted average grant-date fair value of $23.15 per share. During the year ended December 31, 2007, our employees were granted 2.5 million restricted stock units with a weighted

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

average grant-date fair value of approximately $23.69 per share. During the year ended December 31, 2006, our employees were granted 2.7 million restricted stock units with a weighted average grant-date fair value of approximately $13.57 per share. The grant date fair value of restricted stock units is based on the closing stock price of our Parent's common stock on the date of grant.

        Stock Options.    The DIRECTV Group Compensation Committee has also granted stock options to acquire our Parent's common stock under our Parent's stock plans to certain of our employees and executives. The exercise price of options granted is equal to at least 100% of the fair market value of the common stock on the date the options were granted. These nonqualified options generally vest over one to five years, expire ten years from date of grant and are subject to earlier termination under certain conditions. During the year ended December 31, 2007, our employees were granted 1.2 million stock options with a grant-date fair value of approximately $8.27 per share. No stock options were granted to our employees during 2008 or 2006. The grant date fair value of common stock options is determined by our Parent using the Black-Scholes valuation model.

        The following table presents amounts recorded related to share-based compensation for the years ended December 31:

	2008	2007	2006
	(Dollars in Millions)
Share-based compensation expense recognized	$43	$41	$34
Tax benefits associated with share-based compensation expense	16	16	13
Actual tax benefits realized for the deduction of share-based compensation expense	30	19	13

        As of December 31, 2008, there was $61 million of unrecognized compensation costs related to unvested restricted stock units and stock options, which we expect to recognize as follows: $38 million in 2009 and $23 million in 2010.

        As of December 31, 2008, our employees held 10.5 million stock options and 6.5 million restricted stock units.

Note 11: Related Party Transactions

        In the ordinary course of our operations, we enter into transactions with related parties as discussed below.

The DIRECTV Group and affiliates

        We determine our income taxes based upon our tax sharing agreement with The DIRECTV Group, which generally provides that the current income tax liability or receivable be computed as if we were a separate taxpayer. Payments made to our Parent under this tax sharing arrangement were $721 million in 2008, $709 million in 2007 and $727 million in 2006. We also receive an allocation of employee benefit expenses from The DIRECTV Group. We believe that our consolidated financial statements reflect our cost of doing business in accordance with SEC Staff Accounting Bulletin No. 55, "Allocation of Expenses and Related Disclosures in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity."

        We paid dividends to our Parent in the amounts of $3,400 million in 2008, $1,050 million in 2007 and $300 million in 2006 from available cash and cash equivalents.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Liberty Media, Liberty Global and Discovery Communications

        As a result of the completion of the Liberty Transaction, beginning February 27, 2008, transactions with Liberty Media Corporation, or Liberty Media, and its affiliates, including its equity method investees, may be considered to be related party transactions as Liberty Media currently owns approximately 54% of our outstanding common stock. Our transactions with Liberty Media and its affiliates consist primarily of the purchase of programming.

        In addition, John Malone, Chairman of the Board of Directors of The DIRECTV Group, Inc. and of Liberty Media, has an approximate 23% voting interest in Discovery Communications, Inc., or Discovery Communications, and an approximate 32% voting interest in Liberty Global Inc., or Liberty Global, and serves as Chairman of Liberty Global, and certain of Liberty Media's management and directors also serve as directors of Discovery Communications or Liberty Global. As a result of this common ownership and management, transactions with Discovery Communications and Liberty Global, and their subsidiaries or equity method investees may be considered to be related party transactions. Our transactions with Discovery Communications and Liberty Global consist primarily of purchases of programming created, owned or distributed by Discovery Communications and its subsidiaries and investees.

News Corporation and affiliates

        News Corporation and its affiliates were considered related parties until February 27, 2008, when News Corporation transferred its 41% interest in our Parent's common stock to Liberty Media. Accordingly, the following contractual arrangements with News Corporation and its affiliates are considered related party transactions and reported through February 27, 2008: purchase of programming, products and advertising; license of certain intellectual property, including patents; purchase of system access products, set-top receiver software and support services; sale of advertising space; purchase of employee services; and use of facilities.

        The majority of payments under contractual arrangements with Liberty Media, Discovery Communications, Liberty Global and News Corporation entities relate to multi-year programming contracts. Payments under these contracts are typically subject to annual rate increases and are based on the number of subscribers receiving the related programming.

Other

        Companies in which we hold equity method investments are also considered related parties.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table summarizes sales and purchase transactions with related parties:

	2008	2007	2006
	(Dollars in Millions)
Sales:
Liberty Media and affiliates	$36	$—	$—
Discovery Communications, Liberty Global and affiliates	10	—	—
News Corporation and affiliates	2	17	22
The DIRECTV Group and affiliates	—	—	1
Other	2	—	—

Total	$50	$17	$23

Purchases:
Liberty Media and affiliates	$267	$—	$—
Discovery Communications, Liberty Global and affiliates	164	—	—
News Corporation and affiliates	157	835	740
The DIRECTV Group and affiliates	—	1	—
Other	35	23	10

Total	$623	$859	$750

        The following table sets forth the amount of accounts receivable from and accounts payable to related parties as of December 31:

	2008	2007
	(Dollars in Millions)
Accounts receivable	$29	$20
Accounts payable	156	270

        The accounts receivable and accounts payable balances as of December 31, 2008 are primarily related to affiliates of Liberty Media and the accounts receivable and accounts payable balances as of December 31, 2007 are primarily related to affiliates of News Corporation.

Note 12: Acquisitions

  Home Services Providers

        180 Connect.    On July 8, 2008, we acquired 100% of 180 Connect Inc.'s outstanding common stock and exchangeable shares. Simultaneously, in a separate transaction, UniTek USA, LLC acquired 100% of 180 Connect's cable service operating unit and operations in certain of our installation services markets in exchange for satellite installation operations in certain markets and $7 million in cash. These transactions provide us with control over a significant portion of our home service provider network. We paid $91 million in cash, net of the $7 million we received from UniTek USA, for the acquisition, including the equity purchase price, repayment of assumed debt and related transaction costs.

        We accounted for the 180 Connect acquisition using the purchase method of accounting, and began consolidating the results from the date of acquisition. The December 31, 2008 consolidated financial statements reflect the preliminary allocation of the $91 million net purchase price to assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition using

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

information currently available. The assets acquired included approximately $5 million in cash. Amounts allocated to tangible assets, deferred tax assets and liabilities, and accrued liabilities are estimates pending the completion of analyses currently in process. The excess of the purchase price over the estimated fair values of the net assets acquired has been recorded as goodwill, resulting in an increase in goodwill of $142 million during 2008. We are currently evaluating whether the recorded goodwill will be deductible for tax purposes. The purchase price allocation is expected to be completed during the first half of 2009.

        The following table sets forth the preliminary allocation of the purchase price to the 180 Connect net assets acquired on July 8, 2008 (dollars in millions):

Total current assets	$21
Property and equipment	16
Goodwill	142

Total assets acquired	$179

Total current liabilities	$80
Other liabilities	8

Total liabilities assumed	$88

Net assets acquired	$91

        The following selected unaudited pro forma information is being provided to present a summary of the combined results of us and 180 Connect for 2008 and 2007 as if the acquisition had occurred as of the beginning of the respective periods, giving effect to purchase accounting adjustments. The pro forma data is presented for informational purposes only and may not necessarily reflect the results of our operations had 180 Connect operated as part of us for each of the periods presented, nor are they necessarily indicative of the results of future operations. The pro forma information excludes the effect of non-recurring charges.

	Years Ended December 31,
	2008	2007
	(Dollars in Millions, Except Per Share Amounts)
Revenues	$17,310	$15,527
Net income	1,208	1,324

        Other.    In August 2008, we paid $11 million in cash to purchase certain assets and we assumed certain liabilities of another home service provider. We accounted for the acquisition using the purchase method of accounting, and began consolidating the results from the date of acquisition. Amounts allocated to tangible assets, deferred tax assets and liabilities, and accrued liabilities are estimates pending the completion of analyses currently in process. The excess of the purchase price over the estimated fair values of the net assets acquired has been recorded as goodwill, resulting in an increase in goodwill of $15 million during 2008. We expect the recorded goodwill to be deductible for tax purposes.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13: Commitments and Contingencies

  Commitments

        At December 31, 2008, minimum future commitments under noncancelable operating leases having lease terms in excess of one year were primarily for real property and satellite transponder leases and aggregated $210 million, payable as follows: $36 million in 2009, $34 million in 2010, $30 million in 2011, $28 million in 2012, $30 million in 2013 and $52 million thereafter. Certain of these leases contain escalation clauses and renewal or purchase options, which we have not considered in the amounts disclosed. Rental expenses under operating leases were $53 million in 2008, $52 million in 2007 and $49 million in 2006.

        At December 31, 2008, our minimum payments under agreements to purchase broadcast programming, and the purchase of services that we have outsourced to third parties, such as billing services, satellite telemetry, tracking and control, satellite construction, and launch contracts and broadcast center services aggregated $3,598 million, payable as follows: $1,305 million in 2009, $1,178 million in 2010, $756 million in 2011, $228 million in 2012, $108 million in 2013 and $23 million thereafter.

        At December 31, 2008, other long-term obligations totaling $232 million are payable approximately as follows: $87 million in 2009, $86 million in 2010, $48 million in 2011, $2 million in 2012, no amounts payable in 2013 and $9 million thereafter. These amounts are recorded in "Accounts payable and accrued liabilities" and "Other liabilities and deferred credits" in our Consolidated Balance Sheets.

  Contingencies

        Litigation.    Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at December 31, 2008. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material adverse effect on our consolidated financial statements.

        Finisar Corporation.    As previously reported, we were successful in 2008 getting the jury verdict in the Finisar case vacated on appeal. The original verdict found the patent to be valid and willfully infringed, and the jury awarded approximately $79 million in damages. The trial court increased the damages award by $25 million because of the jury finding of willful infringement and awarded pre-judgment interest of $13 million. DIRECTV was also ordered to pay into escrow $1.60 per new set-top receiver manufactured for use with the DIRECTV system beginning June 17, 2006 and continuing until the patent expires in 2012 or was otherwise found to be invalid. On April 18, 2008, the Court of Appeals reversed the verdict of the district court in part, vacated the findings of infringement, and remanded for further proceedings on the remaining issues finding that the district court had applied erroneous interpretations of certain terms of the claims. The Court found a principal independent claim to be anticipated and therefore invalid, and remanded for further proceedings regarding validity of other asserted claims in view of this finding. The Court reversed the verdict of willful infringement, and affirmed the earlier ruling finding several claims to be invalid prior to trial. Following these decisions, our appeal bond was terminated and the escrowed royalties were returned to us. In the remand now pending, initial summary judgment motions on invalidity of additional claims

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

have been submitted. If necessary, there will be further proceedings and a trial of remaining issues, which is presently scheduled for October 2009.

        Satellites.    We may purchase in-orbit and launch insurance to mitigate the potential financial impact of satellite launch and in-orbit failures if the premium costs are considered economic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on our ability to provide service. At December 31, 2008, the net book value of in-orbit satellites was $1,688 million, of which $1,489 million was uninsured.

        Other.    In July 2008, we amended our agreement with Thomson such that the amount of the rebate we can earn from the purchase of set-top receivers was reduced from $57 million to $42 million and in return, we are no longer required to purchase $4 billion in set-top receivers over the contract term. We continue to be obligated to grant Thomson a portion of all set-top receiver purchases. As of December 31, 2008, included in "Accounts receivable, net" and "Other assets" in the Consolidated Balance Sheets is a receivable for $21 million related to this agreement.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14: Condensed Consolidating Financial Statements

        The following presents the condensed consolidating statements of operations for the years ended December 31, 2008, 2007 and 2006, the condensed consolidating balance sheets as of December 31, 2008 and 2007, and the condensed consolidating statements of cash flows for the years ended December 31, 2008, 2007 and 2006 of DIRECTV Holdings together with DIRECTV Financing Co., Inc., or the Co-Issuers, and each of DIRECTV Holdings' material subsidiaries (other than DIRECTV Financing), or the Guarantor Subsidiaries, and the eliminations necessary to present DIRECTV Holdings' financial statements on a consolidated basis. These condensed consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of DIRECTV Holdings.

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2008

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Revenues	$287	$17,310	$(287)	$17,310
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	7,424	—	7,424
Subscriber service expenses	—	1,139	—	1,139
Broadcast operations expenses	—	265	—	265
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	2,191	—	2,191
Upgrade and retention costs	—	1,027	—	1,027
General and administrative expenses	—	1,160	(287)	873
Depreciation and amortization expense	—	2,061	—	2,061

Total operating costs and expenses	—	15,267	(287)	14,980

Operating profit	287	2,043	—	2,330
Equity in income of consolidated subsidiaries	1,235	—	(1,235)	—
Interest income	36	1	—	37
Interest expense	(298)	(17)	—	(315)
Other, net	—	5	—	5

Income before income taxes	1,260	2,032	(1,235)	2,057
Income tax expense	(10)	(797)	—	(807)

Net income	$1,250	$1,235	$(1,235)	$1,250

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

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheet
As of December 31, 2008

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
ASSETS
Total current assets	$1,221	$1,821	$(96)	$2,946
Satellites, net	—	1,980	—	1,980
Property and equipment, net	—	3,348	—	3,348
Goodwill	1,827	1,362	—	3,189
Intangible assets, net	—	871	—	871
Other assets	8,070	1,739	(9,597)	212

Total assets	$11,118	$11,121	$(9,693)	$12,546

LIABILITIES AND OWNER'S EQUITY
Total current liabilities	$216	$2,888	$(98)	$3,006
Long-term debt	5,725	—	—	5,725
Deferred income taxes	—	621	(216)	405
Other liabilities and deferred credits	2,530	763	(2,530)	763
Owner's equity
Capital stock and additional paid-in capital	2,403	4,476	(4,476)	2,403
Retained earnings	244	2,373	(2,373)	244

Total owner's equity	2,647	6,849	(6,849)	2,647

Total liabilities and owner's equity	$11,118	$11,121	$(9,693)	$12,546

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

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2008

	Co-Issuers	Guarantor Subsidiaries	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Cash flows from operating activities
Net cash provided by operating activities	$1,335	$1,942	$3,277

Cash flows from investing activities
Cash paid for property and equipment	—	(501)	(501)
Cash paid for subscriber leased equipment—subscriber acquisitions	—	(599)	(599)
Cash paid for subscriber leased equipment—upgrade and retention	—	(537)	(537)
Cash paid for satellites	—	(128)	(128)
Investment in companies, net of cash acquired	—	(97)	(97)
Other	—	5	5

Net cash used in investing activities	—	(1,857)	(1,857)

Cash flows from financing activities
Cash proceeds from debt issuance	2,490	—	2,490
Debt issuance costs	(19)	—	(19)
Repayment of long-term debt	(53)	—	(53)
Repayment of other long-term obligations	—	(98)	(98)
Cash dividends to Parent	(3,400)	—	(3,400)
Excess tax benefit from share-based compensation	—	7	7

Net cash used in financing activities	(982)	(91)	(1,073)

Net increase (decrease) in cash and cash equivalents	353	(6)	347
Cash and cash equivalents at beginning of the period	790	12	802

Cash and cash equivalents at the end of the period	$1,143	$6	$1,149

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2007

	Co-Issuers	Guarantor Subsidiaries	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Cash flows from operating activities
Net cash provided by operating activities	$496	$2,413	$2,909

Cash flows from investing activities
Cash paid for property and equipment	—	(621)	(621)
Cash paid for subscriber leased equipment-subscriber acquisitions	—	(762)	(762)
Cash paid for subscriber leased equipment-upgrade and retention	—	(774)	(774)
Cash paid for satellites	—	(169)	(169)
Other	—	(9)	(9)

Net cash used in investing activities	—	(2,335)	(2,335)

Cash flows from financing activities
Repayment of long-term debt	(10)	—	(10)
Repayment of other long-term obligations	—	(72)	(72)
Cash dividend to Parent	(1,050)	—	(1,050)
Excess tax benefit from share-based compensation	—	4	4

Net cash used in financing activities	(1,060)	(68)	(1,128)

Net (decrease) increase in cash and cash equivalents	(564)	10	(554)
Cash and cash equivalents at beginning of the year	1,354	2	1,356

Cash and cash equivalents at the end of the year	$790	$12	$802

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2006

	Co-Issuers	Guarantor Subsidiaries	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Cash flows from operating activities
Net cash provided by operating activities	$497	$1,845	$2,342

Cash flows from investing activities
Cash paid for property and equipment	—	(504)	(504)
Cash paid for subscriber leased equipment-subscriber acquisitions.	—	(599)	(599)
Cash paid for subscriber leased equipment-upgrade and retention	—	(473)	(473)
Cash paid for satellites	—	(222)	(222)
Proceeds from sale of property	—	12	12
Other	—	7	7

Net cash used in investing activities	—	(1,779)	(1,779)

Cash flows from financing activities
Repayment of long-term debt	(8)	—	(8)
Repayment of other long-term obligations	—	(67)	(67)
Cash dividend to Parent	(300)	—	(300)
Excess tax benefit from share-based compensation	—	3	3

Net cash used in financing activities	(308)	(64)	(372)

Net increase in cash and cash equivalents	189	2	191
Cash and cash equivalents at beginning of the year	1,165	—	1,165

Cash and cash equivalents at the end of the year	$1,354	$2	$1,356

Note 15: Selected Quarterly Data (Unaudited)

        The following table presents unaudited selected quarterly data for 2008 and 2007:

	1st	2nd	3rd	4th
	(Dollars in Millions)
2008 Quarters
Revenues	$4,049	$4,196	$4,324	$4,741
Operating profit	593	717	532	488
Net income	332	402	266	250
2007 Quarters
Revenues	$3,539	$3,726	$3,885	$4,377
Operating profit	566	722	538	576
Net income	325	416	301	317

***

DIRECTV HOLDINGS LLC

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

***

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        We carried out an evaluation as of the end of the year covered by this Annual Report on Form 10-K under the supervision and with the participation of management, including our principal executive officers and financial officers, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, our principal executive officers and our financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2008.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on their assessment and those criteria, management believes that, as of December 31, 2008, our internal control over financial reporting is effective.

DIRECTV HOLDINGS LLC

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

***

ITEM 9B.    OTHER INFORMATION

        None.

***

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Omitted.

***

ITEM 11.    EXECUTIVE COMPENSATION

        Omitted.

***

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Omitted

***

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Omitted.

***

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The aggregate fees Deloitte & Touche LLP billed for professional services in 2008 and 2007 were:

Type of Fees	2008	2007
	(Dollars in Millions)
Audit Fees and Audit-Related Services	$3	$3

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

***

DIRECTV HOLDINGS LLC

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

		Page Number
1.	All Financial Statements	See Part II
2.	Financial Statement Schedule II-Valuation and Qualifying Accounts for the Years Ended December 31, 2008, 2007 and 2006	84
3.	Exhibits (Including Those Incorporated By Reference)

Exhibit Number	Exhibit Name
*3.1	Certificate of Formation of DIRECTV Holdings LLC dated as of June 11, 2002 (incorporated by reference to Exhibit 3.1 to the Form S-4 of DIRECTV Holdings LLC filed June 26, 2003 (the "Form S-4")).
*3.2	Certificate of Incorporation of DIRECTV Financing Co., Inc. dated as of February 5, 2003 (incorporated by reference to Exhibit 3.2 to the Form S-4).
*3.3	Limited Liability Company Agreement of DIRECTV Holdings LLC dated as of June 11, 2002 (incorporated by reference to Exhibit 3.9 to the Form S-4).
*3.4	Bylaws of DIRECTV Financing Co., Inc. (incorporated by reference to Exhibit 3.10 to the Form S-4).
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
*4.3
Supplemental Indenture dated as of April 28, 2006 by and among LABC Productions, LLC, DIRECTV Holdings LLC, DIRECTV Financing Co, Inc., the Guarantors signatory thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.5 to the Form 10-K of The DIRECTV Group, Inc. filed March 1, 2007)
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
*4.6	Form of 6 3/8% Senior Notes due 2015 (incorporated by reference to Exhibit 10.1 to the June 20, 2005 Form 8-K).

DIRECTV HOLDINGS LLC

Exhibit Number	Exhibit Name
*4.7	Supplemental Indenture dated as of April 28, 2006 by and among LABC Productions, LLC, DIRECTV Holdings LLC, DIRECTV Financing Co, Inc., the Guarantors signatory thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.8 to the Form 10-K of The DIRECTV Group, Inc. filed March 1, 2007)
*4.8
Indenture, dated as of May 14, 2008, by and among DIRECTV Holdings LLC, DIRECTV Financing Co, Inc., the Guarantors signatory thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.1 to the Form 8-K of DIRECTV Holdings LLC and DIRECTV Financing Co., Inc. filed May 16, 2008)
*4.9	Form of 7 5/8% Senior Notes due 2016 (incorporated by reference to Exhibit 4.10 to the Form 10-K of The DIRECTV Group, Inc. filed February 26, 2009)
*10.1	Intellectual Property License Agreement dated as of February 10, 2003, between HEC and DIRECTV Enterprises, LLC, as licensee (incorporated by reference to Exhibit 10.16 of the Form S-4).
*10.2
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
*10.3
Security Agreement, dated as of April 13, 2005, by and among DIRECTV Holdings LLC, its subsidiaries named therein as grantors and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.2 to the April 13, 2005 8-K).
*10.4
Pledge Agreement, dated as of April 13, 2005, by and among DIRECTV Holdings LLC, its subsidiaries named therein as pledgors and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.3 to the April 13, 2005 8-K).
*10.5
Amendment No.1, dated as of May 14, 2008, by and among DIRECTV Holdings LLC, the Guarantors and Lenders signatory thereto and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.3 of the Form 8-K of DIRECTV Holdings LLC and DIRECTV Financing Co., Inc. filed May 16, 2008)
*10.6
Tranche C Term Loan Joinder Agreement, dated as of May 14, 2008, by and among DIRECTV Holdings LLC and Bank of America, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.4 of the Form 8-K of DIRECTV Holdings LLC and DIRECTV Financing Co., Inc. filed May 16, 2008)
**31.1	Certification of Chief Executive Officer of DIRECTV Holdings LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ("Section 302").
**31.2	Certification of Chief Financial Officer of DIRECTV Holdings LLC pursuant to Section 302.
**31.3	Certification of Chief Executive Officer of DIRECTV Financing Co., Inc. pursuant to Section 302.

DIRECTV HOLDINGS LLC

Exhibit Number	Exhibit Name
**31.4	Certification of Chief Financial Officer of DIRECTV Financing Co., Inc. pursuant to Section 302.
**32.1	Certification of the Chief Executive Officer of DIRECTV Holdings LLC pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ("Section 906").
**32.2	Certification of the Chief Financial Officer of DIRECTV Holdings LLC pursuant to Section 906.
**32.3	Certification of the Chief Executive Officer of DIRECTV Financing Co., Inc. pursuant to Section 906.
**32.4	Certification of the Chief Financial Officer of DIRECTV Financing Co., Inc. pursuant to Section 906.

*
Incorporated by reference

**
Filed herewith

        A copy of any of the exhibits included in this Annual Report on Form 10-K, other than those as to which confidential treatment has been granted by the Securities and Exchange Commission, upon payment of a fee to cover the reasonable expenses of furnishing such exhibits, may be obtained by written request to us at the address set forth on the front cover, attention General Counsel.

***

DIRECTV HOLDINGS LLC

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of year	Additions Charged to costs and expenses	Additions Charged to other accounts		Deductions		Balance at end of year
	(Dollars in Millions)
For the Year Ended December 31, 2008
Allowances Deducted from Assets
Accounts receivable	$(39)	$(181)	$(192)	(a)	$380	(b)	$(32)

For the Year Ended December 31, 2007
Allowances Deducted from Assets
Accounts receivable	$(39)	$(172)	$(158)	(a)	$330	(b)	$(39)

For the Year Ended December 31, 2006
Allowances Deducted from Assets
Accounts receivable	$(50)	$(184)	$(119)	(a)	$314	(b)	$(39)

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

DIRECTV HOLDINGS LLC (Registrant)
Date: February 26, 2009	By:	/s/ PATRICK T. DOYLE Patrick T. Doyle Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 26th day of February 2009 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ CHASE CAREY Chase Carey	President, Chief Executive Officer and Director	}Principal Executive Officer
/s/ PATRICK T. DOYLE Patrick T. Doyle	Executive Vice President and Chief Financial Officer	}Principal Financial Officer
/s/ JOHN F. MURPHY John F. Murphy	Senior Vice President, Controller and Chief Accounting Officer	}Principal Accounting Officer
/s/ LARRY D. HUNTER Larry D. Hunter	Executive Vice President, General Counsel, Secretary and Director
/s/ MICHAEL W. PALKOVIC Michael W. Palkovic	Executive Vice President, Operations and Director

DIRECTV HOLDINGS LLC

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DIRECTV FINANCING CO., INC. (Registrant)
Date: February 26, 2009	By:	/s/ PATRICK T. DOYLE Patrick T. Doyle Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 26th day of February 2009 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ CHASE CAREY Chase Carey	President, Chief Executive Officer and Director	}Principal Executive Officer
/s/ PATRICK T. DOYLE Patrick T. Doyle	Executive Vice President and Chief Financial Officer	}Principal Financial Officer
/s/ JOHN F. MURPHY John F. Murphy	Senior Vice President, Controller and Chief Accounting Officer	}Principal Accounting Officer

DIRECTV HOLDINGS LLC

EXHIBIT INDEX

Exhibit Number	Exhibit Name
31.1	Certification of Chief Executive Officer of DIRECTV Holdings LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ("Section 302").
31.2	Certification of Chief Financial Officer of DIRECTV Holdings LLC pursuant to Section 302.
31.3	Certification of Chief Executive Officer of DIRECTV Financing Co., Inc. pursuant to Section 302.
31.4	Certification of Chief Financial Officer of DIRECTV Financing Co., Inc. pursuant to Section 302.
32.1	Certification of the Chief Executive Officer of DIRECTV Holdings LLC pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ("Section 906").
32.2	Certification of the Chief Financial Officer of DIRECTV Holdings LLC pursuant to Section 906.
32.3	Certification of the Chief Executive Officer of DIRECTV Financing Co., Inc. pursuant to Section 906.
32.4	Certification of the Chief Financial Officer of DIRECTV Financing Co., Inc. pursuant to Section 906.

        A copy of any of the exhibits included in this Annual Report on Form 10-K, other than those as to which confidential treatment has been granted by the Securities and Exchange Commission, upon payment of a fee to cover the reasonable expenses of furnishing such exhibits, may be obtained by written request to us at the address set forth on the front cover, attention General Counsel.