Form 10-Q
period 2009-03-31
DIRECTV FINANCING CO INC; DIRECTV HOLDINGS LLC
filed 2009-05-08
CIK 1234307, 1234308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
or
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

DIRECTV HOLDINGS LLC

DIRECTV HOLDINGS LLC

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(Dollars in Millions)
Revenues	$4,303	$4,049
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	1,808	1,683
Subscriber service expenses	301	274
Broadcast operations expenses	69	61
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	653	530
Upgrade and retention costs	274	255
General and administrative expenses	212	189
Depreciation and amortization expense	589	464

Total operating costs and expenses	3,906	3,456

Operating profit	397	593
Interest income	2	9
Interest expense	(84)	(55)
Other, net	(1)	—

Income before income taxes	314	547
Income tax expense	(117)	(215)

Net income	$197	$332

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2009	December 31, 2008
	(Dollars in Millions)
ASSETS
Current assets
Cash and cash equivalents	$1,612	$1,149
Accounts receivable, net of allowances of $38 and $32	1,205	1,308
Inventories	189	182
Deferred income taxes	53	46
Prepaid expenses and other	214	261

Total current assets	3,273	2,946
Satellites, net	1,953	1,980
Property and equipment, net	3,319	3,348
Goodwill	3,196	3,189
Intangible assets, net	783	871
Other assets	208	212

Total assets	$12,732	$12,546

LIABILITIES AND OWNER'S EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,535	$2,582
Unearned subscriber revenues and deferred credits	329	316
Current portion of long-term debt	120	108

Total current liabilities	2,984	3,006
Long-term debt	5,696	5,725
Deferred income taxes	435	405
Other liabilities and deferred credits	753	763
Commitments and contingencies
Owner's equity
Capital stock and additional paid-in capital	2,423	2,403
Retained earnings	441	244

Total owner's equity	2,864	2,647

Total liabilities and owner's equity	$12,732	$12,546

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(Dollars in Millions)
Cash Flows from Operating Activities
Net income	$197	$332
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	589	464
Amortization of deferred revenues and deferred credits	(18)	(25)
Deferred income taxes	35	26
Other	17	14
Change in other operating assets and liabilities
Accounts receivable	102	188
Inventories	(1)	37
Prepaid expenses and other	47	1
Accounts payable and accrued liabilities	(64)	(83)
Unearned subscriber revenue and deferred credits	9	9
Other, net	22	11

Net cash provided by operating activities	935	974

Cash Flows from Investing Activities
Cash paid for property and equipment	(103)	(106)
Cash paid for subscriber leased equipment—subscriber acquisitions	(179)	(156)
Cash paid for subscriber leased equipment—upgrade and retention	(136)	(161)
Cash paid for satellites	(17)	(46)
Investment in companies, net of cash acquired	(3)	—
Other, net	—	4

Net cash used in investing activities	(438)	(465)

Cash Flows from Financing Activities
Repayment of long-term debt	(18)	(3)
Repayment of other long-term obligations	(22)	(40)
Cash dividend to Parent	—	(100)
Excess tax benefit from share-based compensation	6	7

Net cash used in financing activities	(34)	(136)

Net increase in cash and cash equivalents	463	373
Cash and cash equivalents at beginning of the period	1,149	802

Cash and cash equivalents at end of the period	$1,612	$1,175

Supplemental cash flow information
Cash paid for interest	$58	$58
Cash paid for income taxes	3	49

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

        On February 27, 2008, Liberty Media Corporation, or Liberty Media, and News Corporation completed a transaction in which Liberty Media acquired News Corporation's approximately 41% interest in our Parent, which we refer to as the Liberty Transaction. Currently, Liberty Media owns approximately 54.4% of our Parent's outstanding common stock, however Liberty Media has agreed generally to limit its voting rights to approximately 47.9%. See Note 9 of the Notes to the Consolidated Financial Statements for information regarding proposed transactions are expected to result in the split-off and distribution to holders of the Liberty Media Entertainment tracking stock of shares in Liberty Entertainment, Inc., or LEI, a newly formed company which will hold certain of Liberty Media's assets, including its interest in our Parent, and subsequent mergers which would result in LEI and our Parent becoming wholly-owned subsidiaries of a new public company to be named "DIRECTV."

        We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal recurring items) that are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 27, 2009 and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

Note 2: Accounting Changes

        On January 1, 2009 we adopted Statement of Financial Accounting Standards, or SFAS, No. 160 "Noncontrolling Interests in Consolidated Financial Statements—an amendment to ARB No. 51," which established standards of accounting and reporting of noncontrolling interests in subsidiaries, also known as minority interests, in consolidated financial statements, provides guidance on accounting for changes in the parent's ownership interest in a subsidiary and establishes standards of accounting for the deconsolidation of a subsidiary due to the loss of control. SFAS No. 160 requires an entity to present certain noncontrolling interests as a component of equity. Additionally, SFAS No. 160 requires an entity to present net income and consolidated comprehensive income attributable to the parent and the noncontrolling interest separately in the consolidated financial statements. Our adoption of SFAS No. 160 did not have any effect on our consolidated financial statements.

        On January 1, 2009 we adopted SFAS No. 141 (revised 2007), "Business Combinations." SFAS No. 141R requires the acquiring entity to record 100% of all assets and liabilities acquired, including goodwill and any non-controlling interest, generally at their fair values for all business combinations, whether partial, full or step acquisitions. Under SFAS No. 141R certain contingent assets and liabilities, as well as contingent consideration, are also required to be recognized at fair value on the date of acquisition and acquisition related transaction and restructuring costs will be expensed. Additionally,

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

SFAS No. 141R requires disclosures about the nature and financial effect of the business combination and also changes the accounting for certain income tax assets recorded in purchase accounting. The adoption of SFAS No. 141R as required, on January 1, 2009, changed the way we account for adjustments to deferred tax asset valuation allowances recorded in purchase accounting for prior business combinations so that adjustments to these deferred tax asset valuation allowances will no longer be recorded to goodwill but rather adjustments will be recorded in "Income tax expense" in the Consolidated Statements of Operations. Additionally, the adoption of SFAS No. 141R will change the accounting for all business combinations we consummate after January 1, 2009.

Note 3: Goodwill and Intangible Assets

        The changes in the carrying amounts of goodwill for the three months ended March 31, 2009 were as follows:

(Dollars in Millions)
Balance as of December 31, 2008	$3,189
Acquisitions of home service providers and assets	7

Balance as of March 31, 2009	$3,196

        The following table sets forth the amounts recorded for intangible assets as of the periods presented:

	Estimated Useful Lives (years)	March 31, 2009			December 31, 2008
		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
		(Dollars in Millions)
Orbital slots	Indefinite	$432		$432	$432		$432
72.5° WL Orbital license	5	219	$190	29	219	$180	39
Subscriber related	5-10	1,348	1,180	168	1,348	1,116	232
Dealer network	15	130	81	49	130	79	51
Distribution rights	7	334	229	105	334	217	117

Total intangible assets		$2,463	$1,680	$783	$2,463	$1,592	$871

        The following table sets forth amortization expense for intangible assets for each of the periods presented:

	Three Months Ended March 31,
	2009	2008
	(Dollars in Millions)
Amortization expense	$88	$88

        Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $201 million for the remainder of 2009, $90 million in 2010, $34 million in 2011, $10 million in 2012, $10 million in 2013 and $6 million thereafter.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 4: Borrowings

        The following table sets forth our outstanding borrowings:

	Interest Rates at March 31, 2009	March 31, 2009	December 31, 2008
		(Dollars in Millions)
8.375% senior notes due in 2013	8.375%	$910	$910
6.375% senior notes due in 2015	6.375%	1,000	1,000
7.625% senior notes due in 2016	7.625%	1,500	1,500
Senior secured credit facility, net of unamortized discount of $8 million as of March 31, 2009 and $9 million as of December 31, 2008	3.208%	2,404	2,421
Unamortized bond premium	—	2	2

Total debt		5,816	5,833
Less: Current portion of long-term debt		(120)	(108)

Long-term debt		$5,696	$5,725

        The senior secured credit facility is secured by substantially all of our assets.

        All of the senior notes have been registered under the Securities Act of 1933, as amended, are unsecured and have been fully and unconditionally guaranteed, jointly and severally, by substantially all of our subsidiaries. Principal on the senior notes is payable upon maturity, while interest is payable semi-annually.

        The fair value of our 8.375% senior notes was approximately $922 million at March 31, 2009 and approximately $904 million at December 31, 2008. The fair value of our 6.375% senior notes was approximately $943 million at March 31, 2009 and approximately $911 million at December 31, 2008. The fair value of our 7.625% senior notes was approximately $1,473 million at March 31, 2009 and approximately $1,451 million at December 31, 2008. We calculated the fair values based on quoted market prices of our senior notes, which is a Level 1 input under SFAS No. 157 "Fair Value Measurements" or SFAS No. 157, on those dates.

        Our notes payable and senior secured credit facility mature as follows: $90 million in the remainder of 2009, $308 million in 2010, $108 million in 2011, $20 million in 2012, $2,796 million in 2013 and $2,500 million thereafter. These amounts do not reflect potential prepayments that may be required under our senior secured credit facility, which could result from a computation that we may be required to make at each year end under the credit agreement. We were not required to make a prepayment for the year ended December 31, 2008. The amount of interest accrued related to our outstanding debt was $70 million at March 31, 2009 and $45 million at December 31, 2008.

        Covenants and Restrictions.    The senior secured credit facility requires us to comply with certain financial covenants. The senior notes and the senior secured credit facility also include covenants that restrict our ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another entity, (vi) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vii) make voluntary prepayments of

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

certain debt, in each case subject to exceptions as provided in the credit agreement and senior notes indentures. Should we fail to comply with these covenants, all or a portion of its borrowings under the senior notes and senior secured credit facility could become immediately payable and its revolving credit facility could be terminated. At March 31, 2009, we were in compliance with all such covenants. The senior notes and senior secured credit facility also provide that the borrowings may be required to be prepaid if certain change-in-control events occur.

Note 5: Commitments and Contingencies

Commitments

        At March 31, 2009, our minimum payments under agreements to purchase broadcast programming, and the purchase of services that we have outsourced to third parties, such as billing services, and satellite telemetry, tracking and control, satellite construction and launch contracts and broadcast center services aggregated $7,397 million, payable as follows: $1,021 million in the remainder of 2009, $1,231 million in 2010, $1,249 million in 2011, $1,184 million in 2012, $1,174 million in 2013 and $1,538 million thereafter.

  Litigation

        Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at March 31, 2009. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material adverse effect on our consolidated results of operations or financial position.

        Finisar Corporation.    As previously reported, we filed a notice of appeal to the Court of Appeals for the Federal Circuit on October 5, 2006 from a jury determination that The DIRECTV Group, Inc. and certain of its subsidiaries willfully infringed a patent owned by Finisar Corporation and an award by the jury of approximately $79 million in damages. The trial court increased the damages award by $25 million because of the jury finding of willful infringement and awarded pre-judgment interest of $13 million to Finisar. DIRECTV was also ordered to pay into escrow $1.60 per new set-top receiver manufactured for use with the DIRECTV system beginning June 17, 2006 and continuing until the patent expires in 2012 or was otherwise found to be invalid. On April 18, 2008, the Court of Appeals vacated (set aside) the verdict of infringement, and sent the case back to the district court for further proceedings and possible retrial on a limited number of claims. The Court of Appeals ruled that the lower court had used erroneous interpretations of certain important terms in the patent claims. Thus, the district court must now determine whether there is any infringement using the correct interpretations, which are the ones we originally suggested. Regarding our defenses of invalidity, the Court of Appeals found that one of the principal independent claims of the patent is clearly anticipated by the prior art we presented. The Court of Appeals then remanded the question of validity for the remaining claims back to the district court for further consideration in view of this invalidity ruling. The Court of Appeals also reversed the verdict of willful infringement, and affirmed earlier rulings of the district court that held several additional claims to be invalid. Following these decisions, our appeal bond was terminated and $37 million in escrowed royalties were returned to us on June 10, 2008.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Initial summary judgment motions on invalidity of additional claims were submitted December 1, 2008, followed, if necessary, by further proceedings and a trial of remaining issues, which is presently scheduled for October 2009.

  Satellites

        We may purchase in-orbit and launch insurance to mitigate the potential financial impact of satellite launch and in-orbit failures if the premium costs are considered economic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on our ability to provide service. At March 31, 2009, the net book value of in-orbit satellites was $1,644 million of which $1,449 million was uninsured.

Note 6: Related Party Transactions

        In the ordinary course of our operations, we enter into transactions with related parties as discussed below.

The DIRECTV Group and affiliates

        We determine our income taxes based upon our tax sharing agreement with The DIRECTV Group, which generally provides that the current income tax liability or receivable be computed as if we were a separate taxpayer. Payments made to our Parent under this tax sharing arrangement were $47 million for the three months ended March 31, 2008. No payments were made under the tax sharing arrangement for the three months ended March 31, 2009. We also receive an allocation of employee benefit expenses from The DIRECTV Group. We believe that our consolidated financial statements reflect our cost of doing business in accordance with SEC Staff Accounting Bulletin No. 55, "Allocation of Expenses and Related Disclosures in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity."

        During the first quarter of 2008, we paid a $100 million dividend to our Parent from available cash and cash equivalents. We did not pay any dividends to our Parent during the first quarter of 2009.

Liberty Media, Liberty Global and Discovery Communications

        As a result of the completion of the Liberty Transaction, beginning February 27, 2008, transactions with Liberty Media and its affiliates, including its equity method investees may be considered to be related party transactions as Liberty Media currently owns approximately 54.4% of our Parent's outstanding common stock. Our transactions with Liberty Media and its affiliates consist primarily of the purchase of programming.

        In addition, John Malone, Chairman of the Board of Directors of our Parent and of Liberty Media, has an approximate 31% voting interest in Discovery Communications Inc., or Discovery Communications, and an approximate 34% voting interest in Liberty Global Inc., or Liberty Global, and serves as Chairman of Liberty Global, and certain of Liberty Media's management and directors also serve as directors of Discovery Communications or Liberty Global. As a result of this common ownership and management, transactions with Discovery Communications and Liberty Global, and their subsidiaries or equity method investees may be considered to be related party transactions. Our

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

transactions with Discovery Communications and Liberty Global consist primarily of purchases of programming created, owned or distributed by Discovery Communications and its subsidiaries and investees.

News Corporation and affiliates

        News Corporation and its affiliates were considered related parties until February 27, 2008, when News Corporation transferred its 41% interest in our Parent's common stock to Liberty Media. Accordingly, the following contractual arrangements with News Corporation and its affiliates were considered related party transactions and reported through February 27, 2008: purchase of programming, products and advertising; license of certain intellectual property, including patents; purchase of system access products, set-top receiver software and support services; sale of advertising space; purchase of employee services; and use of facilities.

        The majority of payments under contractual arrangements with Liberty Media, Discovery Communications, Liberty Global and News Corporation entities relate to multi-year programming contracts. Payments under these contracts are typically subject to annual rate increases and are based on the number of subscribers receiving the related programming.

Other

        Companies in which we hold equity method investments are also considered related parties.

        The following table summarizes sales to, and purchases from, related parties:

	Three Months Ended March 31,
	2009	2008(1)
	(Dollars in Millions)
Sales:
Liberty Media and affiliates	$12	$7
Discovery Communications, Liberty Global and affiliates	3	1
News Corporation and affiliates	—	2

Total	$15	$10

Purchases:
Liberty Media and affiliates	$87	$27
Discovery Communications, Liberty Global and affiliates	53	16
News Corporation and affiliates	—	157
The DIRECTV Group and affiliates	1	—
Other	17	8

Total	$158	$208

(1)
Amounts disclosed represent transactions with News Corporation and affiliates from January 1, 2008 through February 27, 2008 and transactions with Liberty Media, Discovery Communications, Liberty Global and affiliates from February 27, 2008 to March 31, 2008.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

        The following table sets forth the amount of accounts receivable from and accounts payable to related parties as of:

	March 31, 2009	December 31, 2008
	(Dollars in Millions)
Accounts receivable	$19	$29
Accounts payable	150	156

        The accounts receivable and accounts payable balances as of March 31, 2009 and December 31, 2008 are primarily related to affiliates of Liberty Media.

Note 7: Acquisitions

  Home Services Providers

        180 Connect.    On July 8, 2008, we acquired 100% of 180 Connect Inc.'s outstanding common stock and exchangeable shares. Simultaneously, in a separate transaction, UniTek USA, LLC acquired 100% of 180 Connect's cable service operating unit and operations in certain of our installation services markets in exchange for satellite installation operations in certain markets and $7 million in cash. These transactions provide us with control over a significant portion of DIRECTV U.S.' home service provider network. We paid $91 million in cash, net of the $7 million we received from UniTek USA, for the acquisition, including the equity purchase price, repayment of assumed debt and related transaction costs.

        We accounted for the 180 Connect acquisition using the purchase method of accounting, and began consolidating the results from the date of acquisition. The March 31, 2009 consolidated financial statements reflect the preliminary allocation of the $91 million net purchase price to assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition using information currently available. The assets acquired included approximately $5 million in cash. Amounts allocated to current liabilities are estimates pending the completion of analyses currently in process. The excess of the purchase price over the estimated fair values of the net assets has been recorded as goodwill. We are currently determining the amount of recorded goodwill that will be deductible for tax purposes. The purchase price allocation is expected to be completed during the second quarter of 2009.

        The following table sets forth the preliminary allocation of the purchase price to the 180 Connect net assets acquired on July 8, 2008 (dollars in millions):

Total current assets	$19
Property and equipment	16
Goodwill	148

Total assets acquired	$183

Total current liabilities	$84
Other liabilities	8

Total liabilities assumed	$92

Net assets acquired	$91

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

        The following selected unaudited pro forma information is being provided to present a summary of the combined results of us and 180 Connect for the three months ended March 31, 2008 as if the acquisition had occurred as of the beginning of the period, giving effect to purchase accounting adjustments. The pro forma data is presented for informational purposes only and may not necessarily reflect the results of our operations had 180 Connect operated as part of us for the period presented, nor are they necessarily indicative of the results of future operations. The pro forma information excludes the effect of non-recurring charges.

Three Months Ended March 31, 2008
(Dollars in Millions, Except Per Share Amounts)
Revenues	$4,049
Net income	325

Note 8: Condensed Consolidating Financial Statements

        The following presents the condensed consolidating statements of operations for the three months ended March 31, 2009 and March 31, 2008, the condensed consolidating balance sheets as of March 31, 2009 and December 31, 2008, and the condensed consolidating statements of cash flows for the three months ended March 31, 2009 and 2008 of DIRECTV Holdings together with DIRECTV Financing Co., Inc., or the Co-Issuers, and each of DIRECTV Holdings' material subsidiaries (other than DIRECTV Financing), or the Guarantor Subsidiaries, and the eliminations necessary to present DIRECTV Holdings' financial statements on a consolidated basis. These condensed consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of DIRECTV Holdings.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2009

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Revenues	$82	$4,303	$(82)	$4,303
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	1,808	—	1,808
Subscriber service expenses	—	301	—	301
Broadcast operations expenses	—	69	—	69
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	653	—	653
Upgrade and retention costs	—	274	—	274
General and administrative expenses	—	294	(82)	212
Depreciation and amortization expense	—	589	—	589

Total operating costs and expenses	—	3,988	(82)	3,906

Operating profit	82	315	—	397
Equity in income of consolidated subsidiaries	194	—	(194)	—
Interest income	2	—	—	2
Interest expense	(80)	(4)	—	(84)
Other, net	—	(1)	—	(1)

Income before income taxes	198	310	(194)	314
Income tax expense	(1)	(116)	—	(117)

Net income	$197	$194	$(194)	$197

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

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Balance Sheet
As of March 31, 2009

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
ASSETS
Total current assets	$1,640	$1,695	$(62)	$3,273
Satellites, net	—	1,953	—	1,953
Property and equipment, net	—	3,319	—	3,319
Goodwill	1,827	1,369	—	3,196
Intangible assets, net	—	783	—	783
Other assets	8,519	2,178	(10,489)	208

Total assets	$11,986	$11,297	$(10,551)	$12,732

LIABILITIES AND OWNER'S EQUITY
Total current liabilities	$216	$2,829	$(61)	$2,984
Long-term debt	5,696	—	—	5,696
Deferred income taxes	—	651	(216)	435
Other liabilities and deferred credits	3,210	753	(3,210)	753
Owner's equity
Capital stock and additional paid-in capital	2,423	4,497	(4,497)	2,423
Retained earnings	441	2,567	(2,567)	441

Total owner's equity	2,864	7,064	(7,064)	2,864

Total liabilities and owner's equity	$11,986	$11,297	$(10,551)	$12,732

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

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2009

	Co-Issuers	Guarantor Subsidiaries	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Cash flows from operating activities
Net cash provided by operating activities	$472	$463	$935

Cash flows from investing activities
Cash paid for property and equipment	—	(103)	(103)
Cash paid for subscriber leased equipment—subscriber acquisition	—	(179)	(179)
Cash paid for subscriber leased equipment—upgrade and retention	—	(136)	(136)
Cash paid for satellites	—	(17)	(17)
Investment in companies, net of cash acquired	—	(3)	(3)

Net cash used in investing activities	—	(438)	(438)

Cash flows from financing activities
Repayment of long-term debt	(18)	—	(18)
Repayment of other long-term obligations	—	(22)	(22)
Excess tax benefit from share-based compensation	—	6	6

Net cash used in financing activities	(18)	(16)	(34)

Net increase in cash and cash equivalents	454	9	463
Cash and cash equivalents at beginning of the period	1,143	6	1,149

Cash and cash equivalents at the end of the period	$1,597	$15	$1,612

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

Note 9: Subsequent Event

        On May 3, 2009, our Parent and Liberty Media and certain subsidiaries of our Parent and certain subsidiaries of Liberty Media entered into definitive agreements with respect to the combination of our Parent and Liberty Entertainment, Inc., a newly formed entity to be split-off from Liberty Media.

DIRECTV HOLDINGS LLC

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following management's discussion and analysis should be read in conjunction with our management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 27, 2009, and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

        This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, "forward-looking statements" within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as we "believe," "estimate," "expect," "anticipate," "intend," "plan," "foresee," "project" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from historical results or from those expressed or implied by the relevant forward-looking statement. We discuss these risks and uncertainties in detail in Part I, Item 1A of our 2008 Form 10-K.

BUSINESS OVERVIEW

        We are a wholly-owned subsidiary of The DIRECTV Group and our subsidiaries include DIRECTV Enterprises, LLC and its wholly-owned subsidiaries and DIRECTV Financing Co., Inc. We acquire, promote, sell and distribute digital entertainment programming via satellite to residential and commercial subscribers. We are the largest provider of direct-to-home, or DTH, digital television services and the second largest provider in the multi-channel video programming distribution industry in the United States. As of March 31, 2009, we had approximately 18.1 million subscribers.

        We currently broadcast from a fleet of eleven geosynchronous satellites, including ten owned satellites and one leased satellite. DIRECTV 12 is under construction and is expected to be ready for launch in the second half of 2009.

SIGNIFICANT TRANSACTIONS

Financing Transactions

        In May 2008, we issued $1.5 billion in senior notes and amended our senior secured credit facility to include a new $1.0 billion Term Loan C. The senior notes bear interest at a rate of 7.625% and the principal balance is due in May 2016. The Term Loan C currently bears interest at a weighted average rate of 5.25% and was issued at a 1% discount.

Transactions with Liberty Media

        On May 3, 2009, our Parent and Liberty Media and certain subsidiaries of our Parent and certain subsidiaries and affiliates of Liberty Media entered into definitive agreements for and related to the combination of our Parent with Liberty Entertainment, Inc., a newly formed entity to be split-off from Liberty Media. For more information regarding these transactions please refer to The DIRECTV Group Form 8-K filed with the SEC on May 4, 2009.

DIRECTV HOLDINGS LLC

Lease Program

        The following table sets forth the amount of set-top receivers we capitalized, and depreciation expense we recorded under the lease program implemented in March 2006 for each of the periods presented:

	Three Months Ended March 31,
Capitalized subscriber leased equipment:	2009	2008
	(Dollars in Millions)
Subscriber leased equipment—subscriber acquisitions	$179	$156
Subscriber leased equipment—upgrade and retention	136	161

Total subscriber leased equipment capitalized	$315	$317

Depreciation expense—subscriber leased equipment	$337	$241

KEY TERMINOLOGY

        The following key terminology is used in management's discussion and analysis of financial condition and results of operations:

        Revenues.    We earn revenues mostly from monthly fees we charge subscribers for subscriptions to basic and premium channel programming, HD programming and access fees, pay-per-view programming, and seasonal and live sporting events. We also earn revenues from monthly fees that we charge subscribers with multiple non-leased set-top receivers (which we refer to as mirroring fees), monthly fees we charge subscribers for leased set-top receivers, monthly fees we charge subscribers for digital video recorder, or DVR, service, hardware revenues from subscribers who lease or purchase set-top receivers from us, our published programming guide, warranty service fees and advertising services. Revenues are reported net of customer credits and discounted promotions.

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

        Subscriber acquisition costs.    These costs include the cost of set-top receivers and other equipment, commissions we pay to national retailers, independent satellite television retailers, dealers, regional Bell operating companies, and the cost of installation, advertising, marketing and customer call center expenses associated with the acquisition of new subscribers. Set-top receivers leased to new subscribers are capitalized in "Property and equipment, net" in the Consolidated Balance Sheets and depreciated over their estimated useful lives. The amount of set-top receivers capitalized each period for subscriber acquisitions is included in "Cash paid for subscriber leased equipment-subscriber acquisitions" in the Consolidated Statements of Cash Flows.

DIRECTV HOLDINGS LLC

        Upgrade and retention costs.    The majority of upgrade and retention costs are associated with upgrade efforts for existing subscribers that we believe will result in higher average monthly revenue per subscriber, or ARPU, and lower churn. Our upgrade efforts include subscriber equipment upgrade programs for DVR, HD and HD DVR receivers and local channels, our multiple set-top receiver offer and similar initiatives. Retention costs also include the costs of installing and providing hardware under our movers program for subscribers relocating to a new residence. Set-top receivers leased to existing subscribers under upgrade and retention programs are capitalized in "Property and equipment, net" in the Consolidated Balance Sheets and depreciated over their estimated useful lives. The amount of set-top receivers capitalized each period for upgrade and retention programs is included in "Cash paid for subscriber leased equipment-upgrade and retention" in the Consolidated Statements of Cash Flows.

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

EXECUTIVE OUTLOOK UPDATE

        We experienced a significant increase in subscriber additions during the 2009 first quarter, well exceeding our previous outlook. Based on this performance and our outlook for the remainder of the year, we now expect net new subscriber additions to be over one million for 2009. We previously reported in our 2008 Form 10-K that we expected 2009 net new subscriber additions to approximate the 861,000 net new subscriber additions reported for 2008.

        During the first quarter of 2009, we experienced continuing competitive and economic pressures, which led to an increase in the use of discounted offers for new and existing subscribers, as well as decreased demand for premium movie services and pay-per-view, and lower advertising revenues. These changes resulted in lower than expected ARPU during the first quarter of 2009. Due to these factors, we now expect ARPU growth to be 2% to 3% for the year, with higher ARPU growth expected in 2010. We previously reported in our 2008 Form 10-K that we expected ARPU growth of about 4% for 2009.

DIRECTV HOLDINGS LLC

Results of Operations

        The following table sets forth our unaudited consolidated statements of operations and certain other operating data:

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

	Three Months Ended March 31,		Change
	2009	2008	$	%
	(Dollars in Millions)
Revenues	$4,303	$4,049	$254	6.3%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	1,808	1,683	125	7.4%
Subscriber service expenses	301	274	27	9.9%
Broadcast operations expenses	69	61	8	13.1%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	653	530	123	23.2%
Upgrade and retention costs	274	255	19	7.5%
General and administrative expenses	212	189	23	12.2%
Depreciation and amortization expense	589	464	125	26.9%

Total operating costs and expenses	3,906	3,456	450	13.0%

Operating profit	397	593	(196)	(33.1)%
Interest income	2	9	(7)	(77.8)%
Interest expense	(84)	(55)	(29)	52.7%
Other, net	(1)	—	(1)	N/A

Income before income taxes	314	547	(233)	(42.6)%
Income tax expense	(117)	(215)	98	(45.6)%

Net income	$197	$332	$(135)	(40.7)%

Other Data:
Operating profit before depreciation and amortization(1)
Operating profit	$397	$593	$(196)	(33.1)%
Add: Depreciation and amortization expense	589	464	125	26.9%

Operating profit before depreciation and amortization	$986	$1,057	$(71)	(6.7)%

Operating profit before depreciation and amortization—margin(1)
Cash Flow Information
Net cash provided by operating activities	$935	$974	$(39)	(4.0)%
Net cash used in investing activities	(438)	(465)	27	(5.8)%
Net cash used in financing activities	(34)	(136)	102	(75.0)%

DIRECTV HOLDINGS LLC

	Three Months Ended March 31,		Change
	2009	2008	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Free cash flow(2)
Net cash provided by operating activities	$935	$974	$(39)	(4.0)%
Less: Cash paid for property and equipment	(103)	(106)	3	(2.8)%
Cash paid for subscriber leased equipment—subscriber acquisitions	(179)	(156)	(23)	14.7%
Cash paid for subscriber leased equipment—upgrade and retention	(136)	(161)	25	(15.5)%
Cash paid for satellites	(17)	(46)	29	(63.0)%

Free cash flow	$500	$505	$(5)	(1.0)%

Subscriber data
Total number of subscribers (000's)(3)	18,081	17,035	1,046	6.1%
ARPU	$80.35	$79.70	$0.65	0.8%
Average monthly subscriber churn %	1.33%	1.36%	—	(2.2)%
Gross subscriber additions (000's)	1,175	964	211	21.9%
Subscriber disconnections (000's)	715	689	26	3.8%
Net subscriber additions (000's)	460	275	185	67.3%
Average subscriber acquisition costs—per subscriber (SAC)	$708	$712	$(4)	(0.6)%

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

DIRECTV HOLDINGS LLC

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

        Subscribers.    In the first quarter of 2009, gross subscriber additions increased compared to the first quarter of 2008 primarily due to growth in our direct sales, telco and retail distribution channels due in large part to more competitive customer promotions and higher demand for HD and DVR services. The decrease in average monthly subscriber churn was primarily due to increased sales of HD and DVR services as well as from lower involuntary churn associated with the continued effect of stringent credit policies. Net subscriber additions increased due to higher gross subscriber additions, partially offset by a slight increase in the number of subscriber disconnections.

        Revenues.    Revenues increased as a result of a larger subscriber base and slightly higher ARPU. The increase in ARPU resulted primarily from price increases on programming packages as well as higher HD and DVR service fees, mostly offset by more competitive promotions for both new and existing customers, as well as lower pay-per-view, premium movie channel and advertising revenues.

        Operating profit before depreciation and amortization.    The decrease in operating profit before depreciation and amortization was primarily due to higher subscriber acquisition, upgrade and retention and general and administrative expense, partially offset by higher gross profit from the increase in revenues.

        Broadcast programming and other costs increased due to annual program supplier rate increases and the larger number of subscribers in the first quarter of 2009 as compared to the first quarter of 2008. Subscriber service expenses increased primarily due to the larger subscriber base and increased call times in our customer call centers.

        Subscriber acquisition costs increased primarily due to an increase in the number of gross subscriber additions and the continuing increase in demand for advanced services. SAC per subscriber, which includes the cost of capitalized set-top receivers, decreased due to lower national advertising

DIRECTV HOLDINGS LLC

costs per subscriber, partially offset by increased installation and hardware costs due to an increase in subscribers taking advanced services.

        Upgrade and retention costs increased in the first quarter of 2009 due to increased use of the movers program, increased marketing and an increase in upgrades to advanced services.

        General and administrative expenses increased in the first quarter of 2009 primarily due to an increase in labor and benefit costs and rent and other expenses associated with acquisitions of home service providers.

        Operating profit.    The decrease in operating profit was primarily due to lower operating profit before depreciation and amortization and higher depreciation and amortization expense in the first quarter of 2009 resulting from the capitalization of set-top receivers under the lease program.

        Interest income and expense.    The decrease in interest income was due to lower average interest rates. The increase in interest expense was from an increase in the average debt balance compared to 2008.

        Income tax expense.    We recognized income tax expense of $117 million for the first quarter of 2009 compared to income tax expense of $215 million for the first quarter of 2008. The decrease in income tax expense is primarily attributable to the decrease in income before income taxes and the recognition of a state income tax benefit associated with recently enacted legislation.

LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 2009, our cash and cash equivalents totaled $1.6 billion compared with $1.1 billion at December 31, 2008. The $500 million increase resulted primarily from $1.0 billion of cash provided by operating activities, partially offset by $435 million of cash paid for the acquisition of satellites, property and equipment and subscriber leased equipment and $34 billion in cash used for financing activities.

        As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) was 1.10 at March 31, 2009 and 0.98 at December 31, 2008.

        As of March 31, 2009 we had the ability to borrow up to $500 million under our existing credit facility, which is available until 2011. We are subject to restrictive covenants under the credit facility. These covenants limit our ability and our respective subsidiaries to, among other things, make restricted payments, including dividends, loans or advances to our Parent.

        We expect to fund our cash requirements and our existing business plan using our available cash balances, and cash provided by operations. Also, we have received capital contributions and have borrowed amounts from our Parent in the past to fund certain transactions. We may also provide dividends to our Parent or fund other cash requirements, including additional share repurchase programs or other distributions to its stockholders, or to fund strategic investment opportunities should they arise. We may use available cash and cash equivalents, cash from operations, or incur additional borrowings, which may include borrowings under our $500 million revolving credit facility, to fund such dividends.

        Several factors may affect our ability to fund our operations and commitments that we discuss in "Contingencies" below. In addition, our future cash flows may be reduced if we experience, among other things, significantly higher subscriber additions than planned, increased subscriber churn or upgrade and retention costs, higher than planned capital expenditures for satellites and broadcast equipment, satellite anomalies or signal theft or if we are required to make a prepayment on our term loans under our senior secured credit facility. Additionally, our ability to borrow under the senior

DIRECTV HOLDINGS LLC

secured credit facility is contingent upon our meeting financial and other covenants associated with our credit facility as more fully described in Note 4 of the Notes to the Consolidated Financial Statements in Item 1, Part I of this Quarterly Report and in Note 7 to the Notes to the Consolidated Financial Statements in Item 8, Part II of our 2008 Form 10-K.

Borrowings

        At March 31, 2009, we had $5,816 million in total outstanding borrowings, bearing a weighted average interest rate of 5.7%. Our outstanding borrowings primarily consist of notes payable and amounts borrowed under a senior secured credit facility as more fully described in Note 4 of the Notes to the Consolidated Financial Statements in Item 1, Part I of this Quarterly Report and in Note 7 to the Notes to the Consolidated Financial Statements in Item 8, Part II of our 2008 Form 10-K.

        Our notes payable and senior secured credit facility mature as follows: $90 million in the remainder of 2009, $308 million in 2010, $108 million in 2011, $20 million in 2012, $2,796 million in 2013 and $2,500 million thereafter. These amounts do not reflect potential prepayments that may be required under our senior secured credit facility, which could result from a computation that we are required to make at each year end under the credit agreement. We were not required to make a prepayment for the year ended December 31, 2008.

        Covenants and Restrictions.    The senior secured credit facility requires us to comply with certain financial covenants. The senior notes and the senior secured credit facility also include covenants that restrict our ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another entity, (vi) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the credit agreement and senior notes indentures. Should we fail to comply with these covenants, all or a portion of its borrowings under the senior notes and senior secured credit facility could become immediately payable and its revolving credit facility could be terminated. At March 31, 2009, we were in compliance with all such covenants.

        Debt ratings by the various rating agencies reflect each agency's opinion of the ability of issuers to repay debt obligations as they come due and the expected estimated loss given a default. In general, lower ratings result in higher borrowing costs. Please refer to our 2008 Form 10-K for discussion of Moody's Investors Service and Standard & Poor's Rating Service ratings range.

        Currently, we have the following security ratings:

	Senior Secured	Senior Unsecured	Corporate	Outlook
Standard & Poor's	BBB-	BB	BB	Stable
Moody's	Baa3	Ba3	Ba2	Stable

DIRECTV HOLDINGS LLC

CONTRACTUAL OBLIGATIONS

        The following table sets forth our contractual obligations as of March 31, 2009, including the future periods in which payments are expected. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements in Part I, Item 1 referenced in the table below and the Notes to the Consolidated Financial Statements in Part II, Item 8 in our Form 10-K for the year ended December 31, 2008.

	Payments due by period
Contractual Obligations	Total	2009	2010-2011	2012-2013	2014 and thereafter
	(Dollars in Millions)
Long-term debt obligations (Note 4)(a)	$7,827	$365	$1,071	$3,373	$3,018
Purchase obligations (Note 5)(b)	7,397	1,021	2,480	2,358	1,538
Operating lease obligations(c)	206	27	67	61	51
Other long-term liabilities reflected on the Consolidated Balance Sheets under GAAP(d)(e)	234	74	145	2	13

Total	$15,664	$1,487	$3,763	$5,794	$4,620

(a)
Long-term debt obligations include interest calculated based on the rates in effect at March 31, 2009, however, the obligations do not reflect potential prepayments that may be required under our senior secured credit facility, if any, or permitted under our indentures.

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

(d)
Other long-term liabilities consist of amounts we owe to the National Rural Telecommunications Cooperative, or NRTC, for the purchase of distribution rights and to the NRTC members that elected the long-term payment option resulting from the NRTC acquisition transactions we consummated in 2004, capital lease obligations, including interest and satellite contracts.

(e)
Payments due by period for other long-term liabilities reflected on the Consolidated Balance Sheet under GAAP do not include payments that could be made related to our net unrecognized tax benefits liability, which amounted to $36 million as of March 31, 2009. The timing and amount of any future payments is not reasonably estimable, as such payments are dependent on the completion and resolution of examinations with tax authorities. We do not expect a significant payment related to these obligations within the next twelve months.

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

ACCOUNTING CHANGES

        For a discussion of "Accounting Changes" see Part I, Item 1, Note 2 of the Notes to the Consolidated Financial Statements of this Quarterly Report, which we incorporate herein by reference.

*    *    *

ITEM 4T.    CONTROLS AND PROCEDURES

        We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q under the supervision and with the participation of management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

*    *    *

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

(a)
Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we became or were a party during the quarter ended March 31, 2009 or subsequent thereto, but before the filing of this report, are summarized below:

                None.

(b)
No previously reported legal proceedings were terminated during the first quarter ended March 31, 2009.

ITEM 1A.    RISK FACTORS

        The risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2008 have not materially changed.

DIRECTV HOLDINGS LLC

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit Name
**31.1	Certification of the Chief Executive Officer of DIRECTV Holdings LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ("Section 302").
**31.2	Certification of the Chief Financial Officer of DIRECTV Holdings LLC pursuant to Section 302.
**31.3	Certification of the Chief Executive Officer of DIRECTV Financing Co., Inc. pursuant to Section 302.
**31.4	Certification of the Chief Financial Officer of DIRECTV Financing Co., Inc. pursuant to Section 302.
**32.1	Certification of the Chief Executive Officer of DIRECTV Holdings LLC pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ("Section 906").
**32.2	Certification of the Chief Financial Officer of DIRECTV Holdings LLC pursuant to Section 906.
**32.3	Certification of the Chief Executive Officer of DIRECTV Financing Co., Inc. pursuant to Section 906.
**32.4	Certification of the Chief Financial Officer of DIRECTV Financing Co., Inc. pursuant to Section 906.

**
Filed herewith.

DIRECTV HOLDINGS LLC

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIRECTV HOLDINGS LLC (Registrant)
Date: May 7, 2009	By:	/s/ PATRICK T. DOYLE Patrick T. Doyle Executive Vice President and Chief Financial Officer
DIRECTV FINANCING CO., INC. (Registrant)
Date: May 7, 2009	By:	/s/ PATRICK T. DOYLE Patrick T. Doyle Executive Vice President and Chief Financial Officer