Form 10-Q
period 2009-09-30
DIRECTV FINANCING CO INC; DIRECTV HOLDINGS LLC
filed 2009-11-06
CIK 1234307, 1234308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
or
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

DIRECTV HOLDINGS LLC

DIRECTV HOLDINGS LLC

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in Millions)
Revenues	$4,703	$4,324	$13,545	$12,569
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	1,998	1,841	5,668	5,216
Subscriber service expenses	338	296	946	839
Broadcast operations expenses	70	71	206	197
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	621	565	1,871	1,602
Upgrade and retention costs	266	260	785	724
General and administrative expenses	231	231	659	656
Depreciation and amortization expense	568	528	1,750	1,493

Total operating costs and expenses	4,092	3,792	11,885	10,727

Operating profit	611	532	1,660	1,842
Interest income	1	9	4	31
Interest expense	(85)	(94)	(254)	(222)
Other, net	(19)	1	(13)	2

Income before income taxes	508	448	1,397	1,653
Income tax expense	(197)	(182)	(539)	(653)

Net income	$311	$266	$858	$1,000

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2009	December 31, 2008
	(Dollars in Millions)
ASSETS
Current assets
Cash and cash equivalents	$2,381	$1,149
Accounts receivable, net of allowances of $46 and $32	1,304	1,308
Inventories	223	182
Deferred income taxes	12	46
Prepaid expenses and other	324	261

Total current assets	4,244	2,946
Satellites, net	1,891	1,980
Property and equipment, net	3,116	3,348
Goodwill	3,167	3,189
Intangible assets, net	623	871
Other assets	204	212

Total assets	$13,245	$12,546

LIABILITIES AND OWNER'S EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,437	$2,582
Unearned subscriber revenues and deferred credits	454	316
Current portion of long-term debt	572	108

Total current liabilities	3,463	3,006
Long-term debt	6,591	5,725
Deferred income taxes	480	405
Other liabilities and deferred credits	671	763
Commitments and contingencies
Owner's equity
Capital stock and additional paid-in capital	2,060	2,403
Retained earnings (Accumulated deficit)	(20)	244

Total owner's equity	2,040	2,647

Total liabilities and owner's equity	$13,245	$12,546

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(Dollars in Millions)
Cash Flows from Operating Activities
Net income	$858	$1,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,750	1,493
Amortization of deferred revenues and deferred credits	(38)	(75)
Share-based compensation expense	31	31
Deferred income taxes	182	36
Other	15	10
Change in other operating assets and liabilities:
Accounts receivable, net	53	139
Inventories	(33)	(35)
Prepaid expenses and other	(62)	(17)
Accounts payable and accrued liabilities	(196)	(431)
Unearned subscriber revenue and deferred credits	134	121
Other, net	(64)	58

Net cash provided by operating activities	2,630	2,330

Cash Flows from Investing Activities
Cash paid for property and equipment	(336)	(343)
Cash paid for subscriber leased equipment—subscriber acquisitions	(445)	(432)
Cash paid for subscriber leased equipment—upgrade and retention	(321)	(373)
Cash paid for satellites	(40)	(92)
Investment in companies, net of cash acquired	(11)	(97)
Other	—	4

Net cash used in investing activities	(1,153)	(1,333)

Cash Flows from Financing Activities
Cash proceeds from debt issuance	1,990	2,490
Debt issuance costs	(12)	(19)
Repayment of long-term debt	(661)	(35)
Repayment of other long-term obligations	(66)	(79)
Cash dividends to Parent	(1,500)	(2,600)
Excess tax benefit from share-based compensation	4	7

Net cash used in financing activities	(245)	(236)

Net increase in cash and cash equivalents	1,232	761
Cash and cash equivalents at beginning of the period	1,149	802

Cash and cash equivalents at end of the period	$2,381	$1,563

Supplemental cash flow information
Cash paid for interest	$224	$175
Cash paid for income taxes	375	585

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

        On February 27, 2008, Liberty Media Corporation, or Liberty Media, and News Corporation completed a transaction in which Liberty Media acquired News Corporation's approximately 41% interest in our Parent. Currently, Liberty Media owns approximately 57% of our Parent's outstanding common stock, however Liberty Media has agreed generally to limit its voting rights to approximately 47.9%.

        We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal recurring items) that are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 27, 2009, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed with the SEC on May 8, 2009 and for the quarter ended June 30, 2009 filed with the SEC on August 7, 2009 and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

Note 2: Liberty Entertainment Inc. Merger Transaction

        On May 3, 2009, The DIRECTV Group, Liberty Media, Liberty Entertainment, Inc., or LEI and certain subsidiaries of The DIRECTV Group entered into an agreement and plan of merger, which we refer to as the "merger agreement", which, if consummated, will result in the creation of a new public holding company named "DIRECTV" which we refer to as "Holdings", that will own The DIRECTV Group and LEI. Holdings will be owned by the holders of The DIRECTV Group common stock and the holders of LEI common stock immediately prior to the mergers contemplated by the merger agreement.

        As a necessary step to the mergers contemplated by the merger agreement, Liberty Media is planning to execute a split-off transaction that would result in the redemption of 90% of the outstanding shares of both series of its Liberty Entertainment common stock in exchange for all of the outstanding shares of two series of common stock of LEI. LEI will hold Liberty Media's entire interest in The DIRECTV Group (currently approximately 57%), 100% of Liberty Sports Holdings LLC, 65% of Game Show Network, LLC and approximately $80 million in cash and cash equivalents, together with approximately $2 billion of indebtedness and a related equity collar. The split-off transaction is conditioned on the approval of the holders of Liberty's Liberty Entertainment common stock.

        The merger agreement provides for two mergers that would result in The DIRECTV Group and LEI becoming wholly owned subsidiaries of Holdings. In the DIRECTV merger, The DIRECTV Group common stockholders (other than direct or indirect subsidiaries of LEI) will receive one share of Holdings Class A common stock for each share of common stock of The DIRECTV Group that

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

they own. In the LEI merger, holders of outstanding shares of LEI Series A common stock and LEI Series B common stock (other than LEI or Holdings) will receive a number of shares of Holdings Class A common stock equal to the LEI exchange ratio for each share of LEI common stock that they own. The LEI exchange ratio is a fixed exchange ratio equal to 1.11111 shares of Holdings common stock for each share of LEI common stock, subject to certain adjustments as provided in the merger agreement.

        After completion of the split-off, John C. Malone (the Chairman of The DIRECTV Group and Liberty Media), his wife and certain trusts for the benefit of their children, collectively the "Malones", will own approximately 92% of the LEI Series B common stock. Immediately prior to the mergers, the Malones, pursuant to a voting and right of first refusal agreement, will exchange each of their shares of LEI Series B common stock for a number of shares of Holdings Class B common stock equal to the number of shares of LEI Series B common stock multiplied by the LEI exchange ratio. Holdings Class B common stock will have fifteen votes per share and certain limited consent rights and will not be publicly traded, and Holdings Class A common stock will have one vote per share and is expected to be listed on the NASDAQ National Market System. Upon completion of the mergers, the Malones will be the only holders of Holdings Class B common stock.

        Holders of certain equity awards of LEI, including stock options and stock appreciation rights, or SARs, will receive equity awards of Class A common stock of Holdings based on the LEI exchange ratio.

        The mergers will be accounted for using the acquisition method of accounting pursuant to the accounting standards for business combinations. The DIRECTV Group will be treated as the acquiring corporation for accounting and financial reporting purposes, accordingly it is anticipated that the historical financial statements of The DIRECTV Group will become the historical financial statements of Holdings. Under the business combination accounting standards, the acquisition date fair value of consideration paid by The DIRECTV Group for LEI (excluding its investment in The DIRECTV Group) will be allocated to LEI's other tangible and intangible assets acquired and liabilities assumed based on their estimated acquisition date fair values, with any excess being treated as goodwill. The assets, liabilities and results of operations of LEI will be consolidated into the assets, liabilities and results of operations of Holdings as of the acquisition date, the closing date of the mergers.

        For additional information regarding the proposed merger transactions, refer to Amendment No. 5 to Holdings' Registration Statement on Form S-4 filed with the SEC on October 20, 2009, which has been declared effective. Assuming the receipt of the requisite stockholder approvals and satisfaction of all other conditions, the proposed transactions are expected to close after the meetings of the respective stockholders of Liberty Media and The DIRECTV Group to be held on November 19, 2009.

Note 3: Accounting Changes and New Accounting Standards

  Accounting Changes

        On January 1, 2009 we adopted new accounting standards for the accounting and reporting of noncontrolling interests in subsidiaries, also known as minority interests, in consolidated financial statements. The new standards also provide guidance on accounting for changes in the parent's ownership interest in a subsidiary and establishes standards of accounting for the deconsolidation of a subsidiary due to the loss of control. Reporting entities must now present certain noncontrolling interests as a component of equity and present net income and consolidated comprehensive income

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

attributable to the parent and the noncontrolling interest separately in the consolidated financial statements. These new standards are required to be applied prospectively, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented. Our adoption of these changes did not have any effect on our consolidated financial statements.

        On January 1, 2009 we adopted a new business combination accounting standard that requires the acquiring entity in a business combination to record 100% of all assets and liabilities acquired, including goodwill and any non-controlling interest, generally at their fair values for all business combinations, whether partial, full or step acquisitions. Under the new standard, certain contingent assets and liabilities, as well as contingent consideration, are also required to be recognized at fair value on the date of acquisition and acquisition-related transaction and restructuring costs will be expensed. Additionally, disclosures are required describing the nature and financial effect of the business combination and the standard also changes the accounting for certain income tax assets recorded in purchase accounting. The adoption of the new accounting requirements as required, on January 1, 2009, changed the way we account for adjustments to deferred tax asset valuation allowances recorded in purchase accounting for prior business combinations so that adjustments to these deferred tax asset valuation allowances will no longer be recorded to goodwill but rather adjustments will be recorded in "Income tax expense" in the Consolidated Statements of Operations. Additionally, the adoption of the new accounting guidance changed the accounting for all business combinations we consummate after January 1, 2009.

  New Accounting Standards

        In June 2009, the Financial Accounting Standards Board, or FASB, issued revisions to consolidation accounting standards for variable interest entities, or VIEs. The new standard replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity. Instead, the new approach is qualitative and focused on identifying which enterprise has the power to direct the activities of a VIE that most significantly impact the entity's performance and (1) the obligation to absorb the losses of an entity or (2) the right to receive benefits from the entity. As a result of the changed requirements, it is possible that an entity's previous assessment of a VIE will change, and the standard now requires ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. Disclosure requirements under the new standard have been enhanced, and now include disclosure of the method the entity used to determine whether they are the primary beneficiary of the VIE. We do not expect the adoption of these changes to have an effect on our consolidated results of operations and financial position, when adopted, as required, on January 1, 2010.

        In September 2009, the FASB approved a revised standard for revenue arrangements with multiple deliverables. Under the revised standard, the criteria for determining whether a deliverable should be considered a separate unit of accounting has changed to remove a limitation for separation to only items with objective and reliable evidence of fair value. Instead, the revised standard allows entities to use the "best estimate of selling price" in addition to third-party evidence or actual selling prices for determining the fair value of a deliverable. The standard also includes additional disclosure requirements for revenue arrangements for multiple deliverables. We currently do not expect the adoption of the revised standard to have an effect on our consolidated results of operations and financial position, when adopted, as required, on January 1, 2011.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 4: Goodwill and Intangible Assets

        The changes in the carrying amounts of goodwill for the nine months ended September 30, 2009 were as follows:

(Dollars in Millions)
Balance as of December 31, 2008	$3,189
Purchase or acquisition accounting adjustments:
New acquisitions	24
Finalization of prior acquisitions	(46)

Balance as of September 30, 2009	$3,167

        The following table sets forth the amounts recorded for intangible assets as of the periods presented:

	Estimated Useful Lives (years)	September 30, 2009			December 31, 2008
		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
		(Dollars in Millions)
Orbital slots	Indefinite	$432		$432	$432		$432
72.5° WL Orbital license	5	219	$209	10	219	$180	39
Subscriber related	5-10	1,348	1,292	56	1,348	1,116	232
Dealer network	15	130	86	44	130	79	51
Distribution rights	7	334	253	81	334	217	117

Total intangible assets		$2,463	$1,840	$623	$2,463	$1,592	$871

        The following table sets forth amortization expense for intangible assets for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in Millions)
Amortization expense	$72	$88	$248	$264

        Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $41 million for the remainder of 2009, $90 million in 2010, $34 million in 2011, $10 million in 2012, $10 million in 2013 and $6 million thereafter.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5: Borrowings

        The following table sets forth our outstanding borrowings:

	Interest Rates at September 30, 2009	September 30, 2009	December 31, 2008
		(Dollars in Millions)
8.375% senior notes due in 2013	8.375%	$327	$910
4.750% senior notes due in 2014, net of unamortized discount of $3 million as of September 30, 2009	4.750%	997	—
6.375% senior notes due in 2015	6.375%	1,000	1,000
7.625% senior notes due in 2016	7.625%	1,500	1,500
5.875% senior notes due in 2019, net of unamortized discount of $7 million as of September 30, 2009	5.875%	993	—
Senior secured credit facility, net of unamortized discount of $7 million as of September 30, 2009 and $9 million as of December 31, 2008	3.090%	2,344	2,421
Unamortized bond premium	—	2	2

Total debt		7,163	5,833
Less: Current portion of long-term debt		(572)	(108)

Long-term debt		$6,591	$5,725

        The senior secured credit facility is secured by substantially all of our assets.

        The 8.375% senior notes, 6.375% senior notes and the 7.625% senior notes have been registered under the Securities Act of 1933, as amended, are unsecured and have been fully and unconditionally guaranteed, jointly and severally, by substantially all of our subsidiaries. Principal on the senior notes is payable upon maturity, while interest is payable semi-annually.

  2009 Financing Transactions

        On September 22, 2009, we issued $1,000 million in five-year 4.750% senior notes due in 2014 at a 0.3% discount resulting in $997 million of proceeds and $1,000 million in 10 year 5.875% senior notes due in 2019 at a 0.7% discount resulting in $993 million of proceeds in private placement transactions. Principal on these senior notes is payable upon maturity, while interest is payable semi-annually commencing April 1, 2010. We incurred $14 million of debt issuance costs in connection with these transactions. The senior notes have been fully and unconditionally guaranteed, jointly and severally, by substantially all of our current and certain of our future domestic subsidiaries on a senior unsecured basis. Pursuant to a registration rights agreement with the initial purchasers of the senior notes, we have agreed to use our reasonable best efforts to cause to become effective a registration statement, whereby all holders of the original notes can elect to exchange their existing notes for registered notes with identical terms, except that the registered notes will be registered under the Securities Act of 1933, as amended and will not bear the legends restricting their transfer. We expect to complete the registration process of these senior notes within several months.

        On September 22, 2009, we purchased, pursuant to a tender offer, $583 million of our then outstanding $910 million 8.375% senior notes at a price of 103.125% plus accrued and unpaid interest, for a total of $603 million. On September 23, 2009, we exercised our right to redeem the remaining

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

$327 million of the 8.375% senior notes at a price of 102.792% plus accrued and unpaid interest. We redeemed the remaining 8.375% senior notes on October 23, 2009 for a total of $339 million.

        The partial redemption of our 8.375% senior notes resulted in a third quarter of 2009 pre-tax charge of $23 million, $14 million after tax, of which $18 million resulted from the premium paid for redemption of our 8.375% senior notes and $5 million resulted from the write-off of deferred debt issuance and other transaction costs. The charge was recorded in "Other, net" in our Consolidated Statements of Operations.

        The following table sets forth the approximate fair value of our senior notes as of:

	September 30, 2009	December 31, 2008
	(Dollars in Millions)
8.375% senior notes due in 2013	$337	$904
4.750% senior notes due in 2014	1,003	—
6.375% senior notes due in 2015	1,016	911
7.625% senior notes due in 2016	1,608	1,451
5.875% senior notes due in 2019	997	—

        We calculated the fair values based on quoted market prices of our senior notes, which is a Level 1 input under the accounting guidance for measuring fair value, on those dates.

        Our notes payable and senior secured credit facility mature as follows: $356 million in the remainder of 2009 (including the $327 million of principal remaining on the 8.375% senior notes redeemed in October 2009), $308 million in 2010, $108 million in 2011, $20 million in 2012, $1,886 million in 2013 and $4,500 million thereafter. These amounts do not reflect potential prepayments that may be required under our senior secured credit facility, which could result from a computation that we are required to make at each year end under the credit agreement. We were not required to make a prepayment for the year ended December 31, 2008 and do not currently expect to be required to make a prepayment for the year ending December 31, 2009. The amount of interest accrued related to our outstanding debt was $71 million at September 30, 2009 and $45 million at December 31, 2008.

        Covenants and Restrictions.    The senior secured credit facility requires us to comply with certain financial covenants. The senior notes and the senior secured credit facility also include covenants that restrict our ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another entity, (vi) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the credit agreement and senior notes indentures. Should we fail to comply with these covenants, all or a portion of its borrowings under the senior notes and senior secured credit facility could become immediately payable and its revolving credit facility could be terminated. At September 30, 2009, we were in compliance with all such covenants. The senior notes and senior secured credit facility also provide that the borrowings may be required to be prepaid if certain change-in-control events occur.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 6: Commitments and Contingencies

Commitments

        At September 30, 2009, our minimum payments under agreements to purchase broadcast programming, and the purchase of services that we have outsourced to third parties, such as billing services, and satellite telemetry, tracking and control, satellite construction and launch contracts and broadcast center services aggregated $8,539 million, payable as follows: $455 million in the remainder of 2009, $1,606 million in 2010, $1,625 million in 2011, $1,751 million in 2012, $1,357 million in 2013 and $1,745 million thereafter.

Contingencies

  Litigation

        Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at September 30, 2009. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material adverse effect on our consolidated results of operations or financial position.

        Finisar Corporation.    As previously reported, we filed a notice of appeal to the Court of Appeals for the Federal Circuit on October 5, 2006 from a jury determination that The DIRECTV Group, Inc. and certain of its subsidiaries willfully infringed a patent owned by Finisar Corporation and awards of approximately $117 million in damages and pre-judgment interest. DIRECTV was also ordered to pay into escrow $1.60 per new set-top receiver manufactured for use with the DIRECTV system beginning June 17, 2006 and continuing until the patent expires in 2012 or was otherwise found to be invalid. On April 18, 2008, the Court of Appeals vacated (set aside) the verdict of infringement, and sent the case back to the district court for further proceedings and possible retrial on a limited number of claims. On remand, we sought and obtained summary judgment of invalidity of all remaining claims, and the case against DIRECTV was dismissed on May 19, 2009. Finisar has filed a Notice of Appeal, and a briefing schedule for the new appeal has been set.

  Satellites

        We may purchase in-orbit and launch insurance to mitigate the potential financial impact of satellite launch and in-orbit failures if the premium costs are considered economic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on our ability to provide service. At September 30, 2009, the net book value of in-orbit satellites was $1,559 million, all of which was uninsured.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Subsequent Events Review

        We have evaluated subsequent events through issuance of these financial statements on November 5, 2009.

Note 7: Related Party Transactions

        As discussed in more detail above in Note 2 of the Notes to the Consolidated Financial Statements, in May 2009, The DIRECTV Group, Liberty Media, LEI and certain subsidiaries of The DIRECTV Group entered into an agreement and plan of merger, as amended in July and October 2009. In addition, in the ordinary course of our operations, we enter into transactions with related parties as discussed below.

The DIRECTV Group and affiliates

        We determine our income taxes based upon our tax sharing agreement with The DIRECTV Group, which generally provides that the current income tax liability or receivable be computed as if we were a separate taxpayer. Payments made to our Parent under this tax sharing arrangement were $352 million for the nine months ended September 30, 2009 and $564 million for the nine months ended September 30, 2008. We also receive an allocation of employee benefit expenses from The DIRECTV Group. We believe that our consolidated financial statements reflect our cost of doing business in accordance with accounting guidance for the allocation of expenses for subsidiaries.

        We paid cash dividends to our Parent in the amounts of $1,500 million during the nine months ended September 30, 2009 and $2,600 million during the nine months ended September 30, 2008.

Liberty Media, Liberty Global and Discovery Communications

        As a result of Liberty Media's acquisition of an ownership interest in The DIRECTV Group, beginning February 27, 2008, transactions with Liberty Media and its affiliates, including its equity method investees may be considered to be related party transactions as Liberty Media currently owns approximately 57% of our Parent's outstanding common stock. Our transactions with Liberty Media and its affiliates consist primarily of the purchase of programming.

        In addition, John Malone, Chairman of the Board of Directors of our Parent and of Liberty Media, has, as reported in their respective public filings, an approximate 31% voting interest in Discovery Communications, Inc., or Discovery Communications, and an approximate 40% voting interest in Liberty Global Inc., or Liberty Global, and serves as Chairman of Liberty Global, and certain of Liberty Media's management and directors also serve as directors of Discovery Communications or Liberty Global. As a result of this common ownership and management, transactions with Discovery Communications and Liberty Global, and their subsidiaries or equity method investees may be considered to be related party transactions. Our transactions with Discovery Communications and Liberty Global consist primarily of purchases of programming created, owned or distributed by Discovery Communications and its subsidiaries and investees.

News Corporation and affiliates

        News Corporation and its affiliates were considered related parties until February 27, 2008, when News Corporation transferred its 41% interest in our Parent's common stock to Liberty Media. Accordingly, the following contractual arrangements with News Corporation and its affiliates were

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

        The majority of payments under contractual arrangements with related parties are pursuant to multi-year programming contracts. Payments under these contracts are typically subject to annual rate increases and are based on the number of subscribers receiving the related programming.

        The following table summarizes sales to, and purchases from, related parties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008(1)	2009	2008(1)
	(Dollars in Millions)
Sales:
Liberty Media and affiliates	$13	$8	$38	$20
Discovery Communications, Liberty Global and affiliates	3	—	7	4
News Corporation and affiliates	—	—	—	2
Other	—	—	1	—

Total	$16	$8	$46	$26

Purchases:
Liberty Media and affiliates	$93	$81	$267	$183
Discovery Communications, Liberty Global and affiliates	55	50	163	115
News Corporation and affiliates	—	—	—	157
The DIRECTV Group and affiliates	—	—	1	—
Other	16	9	50	27

Total	$164	$140	$481	$482

(1)
Amounts disclosed represent transactions with News Corporation and affiliates from January 1, 2008 through February 27, 2008 and transactions with Liberty Media, Discovery Communications, Liberty Global and affiliates from February 27, 2008 to September 30, 2008.

        The following table sets forth the amount of accounts receivable from and accounts payable to related parties as of:

	September 30, 2009	December 31, 2008
	(Dollars in Millions)
Accounts receivable	$26	$29
Accounts payable	155	156

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

        The accounts receivable and accounts payable balances as of September 30, 2009 and December 31, 2008 are primarily related to affiliates of Liberty Media.

Note 8: Acquisitions

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

        We accounted for the 180 Connect acquisition using the purchase method of accounting, and began consolidating the results from the date of acquisition. The September 30, 2009 consolidated financial statements reflect the final allocation of the $91 million net purchase price to assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition using information currently available. The assets acquired included approximately $5 million in cash. The excess of the purchase price over the estimated fair values of the net assets has been recorded as goodwill. We currently expect that $28 million of the recorded goodwill will be deductible for tax purposes.

        The following table sets forth the final allocation of the purchase price to the 180 Connect net assets acquired on July 8, 2008 (dollars in millions):

Total current assets	$18
Property and equipment	16
Goodwill	97
Investments and other assets	51

Total assets acquired	$182

Total current liabilities	$83
Other liabilities	8

Total liabilities assumed	$91

Net assets acquired	$91

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

        The following selected unaudited pro forma information is being provided to present a summary of the combined results of us and 180 Connect for the three and nine months ended September 30, 2008 as if the acquisition had occurred as of the beginning of the period, giving effect to purchase accounting adjustments. The pro forma data is presented for informational purposes only and may not necessarily reflect the results of our operations had 180 Connect operated as part of us for the period presented, nor are they necessarily indicative of the results of future operations. The pro forma information excludes the effect of non-recurring charges.

	Three Months Ended September 30, 2008	Nine Month Ended September 30, 2008
	(Dollars in Millions, Except Per Share Amounts)
Revenues	$4,324	$12,569
Net income	266	958

Note 9: Condensed Consolidating Financial Statements

        The following presents the condensed consolidating statements of operations for the three and nine months ended September 30, 2009 and September 30, 2008, the condensed consolidating balance sheets as of September 30, 2009 and December 31, 2008, and the condensed consolidating statements of cash flows for the nine months ended September 30, 2009 and 2008 of DIRECTV Holdings together with DIRECTV Financing Co., Inc., or the Co-Issuers, and each of DIRECTV Holdings' material subsidiaries (other than DIRECTV Financing), or the Guarantor Subsidiaries, and the eliminations necessary to present DIRECTV Holdings' financial statements on a consolidated basis. These condensed consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of DIRECTV Holdings.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2009

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Revenues	$80	$4,703	$(80)	$4,703
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	1,998	—	1,998
Subscriber service expenses	—	338	—	338
Broadcast operations expenses	—	70	—	70
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	621	—	621
Upgrade and retention costs	—	266	—	266
General and administrative expenses	—	311	(80)	231
Depreciation and amortization expense	—	568	—	568

Total operating costs and expenses	—	4,172	(80)	4,092

Operating profit	80	531	—	611
Equity in income of consolidated subsidiaries	326	—	(326)	—
Interest income	1	—	—	1
Interest expense	(82)	(3)	—	(85)
Other, net	(23)	4	—	(19)

Income before income taxes	302	532	(326)	508
Income tax benefit (expense)	9	(206)	—	(197)

Net income	$311	$326	$(326)	$311

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2008

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Revenues	$90	$4,324	$(90)	$4,324
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	1,841	—	1,841
Subscriber service expenses	—	296	—	296
Broadcast operations expenses	—	71	—	71
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	565	—	565
Upgrade and retention costs	—	260	—	260
General and administrative expenses	—	321	(90)	231
Depreciation and amortization expense	—	528	—	528

Total operating costs and expenses	—	3,882	(90)	3,792

Operating profit	90	442	—	532
Equity in income of consolidated subsidiaries	261	—	(261)	—
Interest income	8	1	—	9
Interest expense	(90)	(4)	—	(94)
Other, net	1	—	—	1

Income before income taxes	270	439	(261)	448
Income tax expense	(4)	(178)	—	(182)

Net income	$266	$261	$(261)	$266

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2009

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Revenues	$243	$13,545	$(243)	$13,545
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	5,668	—	5,668
Subscriber service expenses	—	946	—	946
Broadcast operations expenses	—	206	—	206
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	1,871	—	1,871
Upgrade and retention costs	—	785	—	785
General and administrative expenses	—	902	(243)	659
Depreciation and amortization expense	—	1,750	—	1,750

Total operating costs and expenses	—	12,128	(243)	11,885

Operating profit	243	1,417	—	1,660
Equity in income of consolidated subsidiaries	870	—	(870)	—
Interest income	4	—	—	4
Interest expense	(243)	(11)	—	(254)
Other, net	(23)	10	—	(13)

Income before income taxes	851	1,416	(870)	1,397
Income tax benefit (expense)	7	(546)	—	(539)

Net income	$858	$870	$(870)	$858

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2008

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Revenues	$196	$12,569	$(196)	$12,569
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	5,216	—	5,216
Subscriber service expenses	—	839	—	839
Broadcast operations expenses	—	197	—	197
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	1,602	—	1,602
Upgrade and retention costs	—	724	—	724
General and administrative expenses	—	852	(196)	656
Depreciation and amortization expense	—	1,493	—	1,493

Total operating costs and expenses	—	10,923	(196)	10,727

Operating profit	196	1,646	—	1,842
Equity in income of consolidated subsidiaries	989	—	(989)	—
Interest income	30	1	—	31
Interest expense	(209)	(13)	—	(222)
Other, net	1	1	—	2

Income before income taxes	1,007	1,635	(989)	1,653
Income tax expense	(7)	(646)	—	(653)

Net income	$1,000	$989	$(989)	$1,000

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Balance Sheet
As of September 30, 2009

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
ASSETS
Total current assets	$2,415	$1,884	$(55)	$4,244
Satellites, net	—	1,891	—	1,891
Property and equipment, net	—	3,116	—	3,116
Goodwill	1,828	1,339	—	3,167
Intangible assets, net	—	623	—	623
Other assets	9,616	3,117	(12,529)	204

Total assets	$13,859	$11,970	$(12,584)	$13,245

LIABILITIES AND OWNER'S EQUITY
Total current liabilities	$668	$2,849	$(54)	$3,463
Long-term debt	6,591	—	—	6,591
Deferred income taxes	—	697	(217)	480
Other liabilities and deferred credits	4,560	670	(4,559)	671
Owner's equity
Capital stock and additional paid-in capital	2,060	4,512	(4,512)	2,060
Retained earnings (Accumulated deficit)	(20)	3,242	(3,242)	(20)

Total owner's equity	2,040	7,754	(7,754)	2,040

Total liabilities and owner's equity	$13,859	$11,970	$(12,584)	$13,245

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

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2009

	Co-Issuers	Guarantor Subsidiaries	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Cash flows from operating activities
Net cash provided by operating activities	$1,408	$1,222	$2,630

Cash flows from investing activities
Cash paid for property and equipment	—	(336)	(336)
Cash paid for subscriber leased equipment—subscriber acquisition	—	(445)	(445)
Cash paid for subscriber leased equipment—upgrade and retention	—	(321)	(321)
Cash paid for satellites	—	(40)	(40)
Investment in companies, net of cash acquired	—	(11)	(11)

Net cash used in investing activities	—	(1,153)	(1,153)

Cash flows from financing activities
Cash proceeds from debt issuance	1,990	—	1,990
Debt issuance costs	(12)	—	(12)
Repayment of long-term debt	(661)	—	(661)
Repayment of other long-term obligations	—	(66)	(66)
Cash dividend to Parent	(1,500)	—	(1,500)
Excess tax benefit from share-based compensation	—	4	4

Net cash used in financing activities	(183)	(62)	(245)

Net increase in cash and cash equivalents	1,225	7	1,232
Cash and cash equivalents at beginning of the period	1,143	6	1,149

Cash and cash equivalents at the end of the period	$2,368	$13	$2,381

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2008

	Co-Issuers	Guarantor Subsidiaries	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Cash flows from operating activities
Net cash provided by operating activities	$912	$1,418	$2,330

Cash flows from investing activities
Cash paid for property and equipment	—	(343)	(343)
Cash paid for subscriber leased equipment—subscriber acquisition	—	(432)	(432)
Cash paid for subscriber leased equipment—upgrade and retention	—	(373)	(373)
Cash paid for satellites	—	(92)	(92)
Other	—	(93)	(93)

Net cash used in investing activities	—	(1,333)	(1,333)

Cash flows from financing activities
Cash proceeds from debt issuance	2,490	—	2,490
Repayment of long-term debt	(35)	—	(35)
Repayment of other long-term obligations	—	(79)	(79)
Cash dividends to Parent	(2,600)	—	(2,600)
Excess tax benefit from share-based compensation	—	7	7
Debt issuance costs	(19)	—	(19)

Net cash used in financing activities	(164)	(72)	(236)

Net increase in cash and cash equivalents	748	13	761
Cash and cash equivalents at beginning of the period	790	12	802

Cash and cash equivalents at the end of the period	$1,538	$25	$1,563

DIRECTV HOLDINGS LLC

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following management's discussion and analysis should be read in conjunction with our management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 27, 2009, our Quarterly Report on Form 10-Q for the quarter ending March 31, 2009 filed with the SEC on May 8, 2009 and for the quarter ending June 30, 2009 filed with the SEC on August 7, 2009 and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

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

BUSINESS OVERVIEW

        We are a wholly-owned subsidiary of The DIRECTV Group and our subsidiaries include DIRECTV Enterprises, LLC and its wholly-owned subsidiaries and DIRECTV Financing Co., Inc. We acquire, promote, sell and distribute digital entertainment programming via satellite to residential and commercial subscribers. We are the largest provider of direct-to-home, or DTH, digital television services and the second largest provider in the multi-channel video programming distribution industry in the United States. As of September 30, 2009, we had approximately 18.4 million subscribers.

        We currently broadcast from a fleet of eleven geosynchronous satellites, including ten owned satellites and one leased satellite. DIRECTV 12 is under construction and is expected to be ready for launch in the fourth quarter of 2009.

SIGNIFICANT TRANSACTIONS

Financing Transactions

        In September 2009, we issued $1 billion in five-year 4.750% senior notes due in 2014 at a 0.3% discount resulting in $997 million of proceeds. We also issued $1 billion 10 year 5.875% in senior notes due in 2019 at a 0.7% discount resulting in $993 million of proceeds.

        On September 22, 2009, we purchased, pursuant to a tender offer, $583 million of our then outstanding $910 million 8.375% senior notes at a price of 103.125% plus accrued and unpaid interest, for a total of $603 million. On September 23, 2009, we exercised our right to redeem the remaining $327 million of the 8.375% senior notes at a price of 102.792% plus accrued and unpaid interest. We redeemed the remaining 8.375% senior notes on October 23, 2009 for a total of $339 million.

        The purchase of a portion of our 8.375% senior notes resulted in a third quarter of 2009 pre-tax charge of $23 million, $14 million after tax, of which $18 million resulted from the premium paid for redemption of our 8.375% senior notes and $5 million resulted from the write-off of deferred debt issuance costs and other transaction costs. The charge was recorded in "Other, net" in our

DIRECTV HOLDINGS LLC

Consolidated Statements of Operations. As a result of the redemption of the remaining 8.375% senior notes, we will record a pre-tax charge of $11 million in the fourth quarter of 2009.

Liberty Entertainment Inc. Merger Transaction

        On May 3, 2009, The DIRECTV Group, Liberty Media, Liberty Entertainment, Inc., or LEI and certain subsidiaries of The DIRECTV Group entered into an agreement and plan of merger, which we refer to as the "merger agreement", which, if consummated, will result in the creation of a new public holding company named "DIRECTV" which we refer to as "Holdings", that will own The DIRECTV Group and LEI. Holdings will be owned by the holders of The DIRECTV Group common stock and the holders of LEI common stock immediately prior to the mergers contemplated by the merger agreement.

        As a necessary step to the mergers contemplated by the merger agreement, Liberty Media is planning to execute a split-off transaction that would result in the redemption of 90% of the outstanding shares of both series of its Liberty Entertainment common stock in exchange for all of the outstanding shares of two series of common stock of LEI. LEI will hold Liberty Media's entire interest in The DIRECTV Group (currently approximately 57%), 100% of Liberty Sports Holdings LLC, 65% of Game Show Network, LLC and approximately $80 million in cash and cash equivalents, together with approximately $2 billion of indebtedness and a related equity collar. The split-off transaction is conditioned on the approval of the holders of Liberty's Liberty Entertainment common stock.

        For additional information regarding the proposed merger transactions, refer to Amendment No. 5 to Holdings' Registration Statement on Form S-4 filed with the SEC on October 20, 2009, which has been declared effective. Assuming the receipt of the requisite stockholder approvals and satisfaction of all other conditions, the proposed transactions are expected to close after the meetings of the respective stockholders of Liberty Media and The DIRECTV Group to be held on November 19, 2009.

Lease Program

        The following table sets forth the amount of set-top receivers we capitalized, and depreciation expense we recorded under the lease program implemented in March 2006 for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
Capitalized subscriber leased equipment:	2009	2008	2009	2008
	(Dollars in Millions)
Subscriber leased equipment—subscriber acquisitions	$136	$151	$445	$432
Subscriber leased equipment—upgrade and retention	95	128	321	373

Total subscriber leased equipment capitalized	$231	$279	$766	$805

Depreciation expense—subscriber leased equipment	$335	$287	$1,012	$789

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

DIRECTV HOLDINGS LLC

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

        Subscriber acquisition costs.    These costs include the cost of set-top receivers and other equipment, commissions we pay to national retailers, independent satellite television retailers, dealers, regional Bell operating companies, and the cost of installation, advertising, marketing and customer call center expenses associated with the acquisition of new subscribers. Set-top receivers leased to new subscribers are capitalized in "Property and equipment, net" in the Consolidated Balance Sheets and depreciated over their estimated useful lives. The amount of set-top receivers capitalized each period for subscriber acquisitions is included in "Cash paid for subscriber leased equipment—subscriber acquisitions" in the Consolidated Statements of Cash Flows.

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

DIRECTV HOLDINGS LLC

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

DIRECTV HOLDINGS LLC

Results of Operations

        The following table sets forth our unaudited consolidated statements of operations and certain other operating data:

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

	Three Months Ended September 30,		Change
	2009	2008	$	%
	(Dollars in Millions)
Revenues	$4,703	$4,324	$379	8.8%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	1,998	1,841	157	8.5%
Subscriber service expenses	338	296	42	14.2%
Broadcast operations expenses	70	71	(1)	(1.4)%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	621	565	56	9.9%
Upgrade and retention costs	266	260	6	2.3%
General and administrative expenses	231	231	—	—
Depreciation and amortization expense	568	528	40	7.6%

Total operating costs and expenses	4,092	3,792	300	7.9%

Operating profit	611	532	79	14.8%
Interest income	1	9	(8)	(88.9)%
Interest expense	(85)	(94)	9	(9.6)%
Other, net	(19)	1	(20)	(2,000.0)%

Income before income taxes	508	448	60	13.4%
Income tax expense	(197)	(182)	(15)	8.2%

Net income	$311	$266	$45	16.9%

Other Data:
Operating profit before depreciation and amortization(1)
Operating profit	$611	$532	$79	14.8%
Add: Depreciation and amortization expense	568	528	40	7.6%

Operating profit before depreciation and amortization	$1,179	$1,060	$119	11.2%

Operating profit before depreciation and amortization—margin(1)	25.1%	24.5%	NA	2.4%
Cash Flow Information
Net cash provided by operating activities	$886	$779	$107	13.7%
Net cash used in investing activities	(364)	(515)	151	(29.3)%
Net cash proceeds from (used in) financing activities	843	(38)	881	(2,318.4)%

DIRECTV HOLDINGS LLC

	Three Months Ended September 30,		Change
	2009	2008	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Free cash flow(2)
Net cash provided by operating activities	$886	$779	$107	13.7%
Less: Cash paid for property and equipment	(117)	(124)	7	(5.6)%
Cash paid for subscriber leased equipment—subscriber acquisitions	(136)	(151)	15	(9.9)%
Cash paid for subscriber leased equipment—upgrade and retention	(95)	(128)	33	(25.8)%
Cash paid for satellites	(9)	(15)	6	(40.0)%

Free cash flow	$529	$361	$168	46.5%

Subscriber data
Total number of subscribers (000's)	18,441	17,320	1,121	6.5%
ARPU	$85.32	$83.59	$1.73	2.1%
Average monthly subscriber churn %	1.72%	1.64%	—	4.9%
Gross subscriber additions (000's)	1,086	1,002	84	8.4%
Subscriber disconnections (000's)	950	846	104	12.3%
Net subscriber additions (000's)	136	156	(20)	(12.8)%
Average subscriber acquisition costs—per subscriber (SAC)	$697	$715	$(18)	(2.5)%

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

        Subscribers.    In the third quarter of 2009, gross subscriber additions increased compared to the third quarter of 2008 primarily due to the growth in our telecommunications companies, or telco, channel due to the AT&T distribution agreement as well as higher demand for HD and DVR services. Net subscriber additions decreased as the higher gross additions were more than offset by a higher number of disconnections due to a higher average monthly subscriber churn rate on the larger subscriber base. The increase in churn was principally due to stricter upgrade and retention policies for existing customers as well as more aggressive competitor promotions.

        Revenues.    Revenues increased as of result of the larger subscriber base and higher ARPU. The increase in ARPU resulted primarily from price increases on programming packages, and higher HD and DVR service fees, partially offset by more competitive promotions for both new and existing customers, decreased sports programming revenue due to one less week of NFL Sunday Ticket revenue, decreased penetration of our premium packages, and the expiration of a satellite lease.

        Operating profit before depreciation and amortization.    The improvement of operating profit before depreciation and amortization was primarily due to the gross profit generated from the higher revenues, partially offset by higher subscriber acquisition costs.

        Broadcast programming and other costs increased due to annual program supplier rate increases and the larger number of subscribers in the third quarter of 2009, partially offset by decreased NFL programming costs due to one less week of programming. Subscriber service expenses increased in the third quarter of 2009 compared to the third quarter of 2008 primarily due to the higher number of subscribers and costs associated with service quality improvement initiatives.

        Subscriber acquisition costs increased due to the higher gross additions. SAC per subscriber, which includes the cost of capitalized set-top receivers, decreased due to an increase in the use of refurbished set-top boxes and lower set-top receiver costs.

        Upgrade and retention costs increased in the third quarter of 2009 due to the larger subscriber base, partially offset by a decrease in installation costs.

DIRECTV HOLDINGS LLC

        Operating profit.    The increase in operating profit was primarily due to higher operating profit before depreciation and amortization, partially offset by higher depreciation and amortization expense resulting from the capitalization of set-top receivers under the lease program.

        Interest income and expense.    The decrease in interest income was due to lower average interest rates and lower weighted average cash balances compared to 2008. The decrease in interest expense was due to a decrease in interest rates, partially offset by an increase in the average debt balance compared to 2008.

        Income tax expense.    The increase in income tax expense was primarily due to the higher income before income taxes.

DIRECTV HOLDINGS LLC

Nine Months Ended September 30, 2009 Compared with the Nine Months Ended September 30, 2008

	Nine Months Ended September 30,		Change
	2009	2008	$	%
	(Dollars in Millions)
Revenues	$13,545	$12,569	$976	7.8%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	5,668	5,216	452	8.7%
Subscriber service expenses	946	839	107	12.8%
Broadcast operations expenses	206	197	9	4.6%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	1,871	1,602	269	16.8%
Upgrade and retention costs	785	724	61	8.4%
General and administrative expenses	659	656	3	0.5%
Depreciation and amortization expense	1,750	1,493	257	17.2%

Total operating costs and expenses	11,885	10,727	1,158	10.8%

Operating profit	1,660	1,842	(182)	(9.9)%
Interest income	4	31	(27)	(87.1)%
Interest expense	(254)	(222)	(32)	14.4%
Other, net	(13)	2	(15)	(750.0)%

Income before income taxes	1,397	1,653	(256)	(15.5)%
Income tax expense	(539)	(653)	114	(17.5)%

Net income	$858	$1,000	$(142)	(14.2)%

Other Data:
Operating profit before depreciation and amortization(1)
Operating profit	$1,660	$1,842	$(182)	(9.9)%
Add: Depreciation and amortization expense	1,750	1,493	257	17.2%

Operating profit before depreciation and amortization	$3,410	$3,335	$75	2.2%

Operating profit before depreciation and amortization—margin(1)	25.2%	26.5%	NA	(4.9)%
Cash Flow Information
Net cash provided by operating activities	$2,630	$2,330	$300	12.9%
Net cash used in investing activities	(1,153)	(1,333)	180	(13.5)%
Net cash used in financing activities	(245)	(236)	(9)	3.8%

DIRECTV HOLDINGS LLC

	Nine Months Ended September 30,		Change
	2009	2008	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Free cash flow(2)
Net cash provided by operating activities	$2,630	$2,330	$300	12.9%
Less: Cash paid for property and equipment	(336)	(343)	7	(2.0)%
Cash paid for subscriber leased equipment—subscriber acquisitions	(445)	(432)	(13)	3.0%
Cash paid for subscriber leased equipment—upgrade and retention	(321)	(373)	52	(13.9)%
Cash paid for satellites	(40)	(92)	52	(56.5)%

Free cash flow	$1,488	$1,090	$398	36.5%

Subscriber data
Total number of subscribers (000's)(3)	18,441	17,320	1,121	6.5%
ARPU	$83.09	$81.73	$1.36	1.7%
Average monthly subscriber churn %	1.53%	1.50%	—	2.0%
Gross subscriber additions (000's)	3,309	2,860	449	15.7%
Subscriber disconnections (000's)	2,489	2,300	189	8.2%
Net subscriber additions (000's)	820	560	260	46.4%
Average subscriber acquisition costs—per subscriber (SAC)	$700	$711	$(11)	(1.5)%

(3)
As discussed above in "Key Terminology," during 2008, we had a one-time downward adjustment to our subscriber count of approximately 71,000 subscribers related to commercial equivalent viewing units. This adjustment did not affect our revenue, operating profit, cash flows, net subscriber additions or average monthly subscriber churn.

        Subscribers.    Gross subscriber additions increased in 2009 due to higher demand for HD and DVR services and increased sales in our direct sales channel and increased sales in our Telco channels primarily due to the AT&T/DIRECTV bundled offer, which commenced in February 2009. Net subscriber additions increased due to the higher gross subscriber additions, partially offset by the higher number of disconnections due to a higher average monthly subscriber churn rate on the larger subscriber base. The increase in churn was principally due to stricter upgrade and retention policies for existing customers as well as more aggressive competitor promotions.

        Revenues.    Revenues increased as a result of the larger subscriber base and higher ARPU. The increase in ARPU resulted primarily from price increases on programming packages, higher HD and DVR service fees, partially offset by more competitive promotions for both new and existing customers, lower penetration of our premium packages, one less week of NFL Sunday Ticket revenue and the expiration of a satellite lease.

        Operating profit before depreciation and amortization.    The increase in operating profit before depreciation and amortization was primarily due to the increase gross profit generated from the higher revenues, which was partially offset by higher subscriber acquisition costs from the increased number of gross subscriber additions and higher upgrade and retention costs from the increased number of existing customers adding HD and DVR services, using the movers program and increased upgrade and retention marketing costs.

DIRECTV HOLDINGS LLC

        Broadcast programming and other costs increased due to annual program supplier rate increases and the larger number of subscribers in 2009, coupled with increased costs related to an increased number of subscribers utilizing the protection plan, partially offset by decreased sports programming costs from one fewer week of NFL programming. Subscriber service expenses increased in 2009 primarily due to the increased number of subscribers and costs associated with service quality improvement initiatives.

        Subscriber acquisition costs increased primarily due to the increase in the number of gross subscriber additions. SAC per subscriber, which includes the cost of capitalized set-top receivers, decreased due to increased use of refurbished set-top boxes, lower set-top receiver costs and lower national and direct sales advertising costs per subscriber added.

        Upgrade and retention costs increased in 2009 due to an increase in upgrades to advanced services, increased use of the movers program and higher marketing costs.

        General and administrative expenses remained relatively flat in 2009 primarily due to increases in labor and benefit expense, mostly offset by a $14 million charge in 2008 for the write-off of accounts receivable for equipment and other costs incurred to effect the orderly transition of services from one of our Home Service Providers that ceased operations.

        Operating profit.    The decrease in operating profit was primarily due to higher operating profit before depreciation and amortization, more than offset by higher depreciation and amortization expense in 2009 resulting from the capitalization of set-top receivers under the lease program.

        Interest income and expense.    The decrease in interest income was due to lower average cash balances and lower average interest rates. The increase in interest expense was from an increase in the average debt balance compared to 2008.

        Income tax expense.    The decrease in income tax expense was primarily due to the lower income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 2009, our cash and cash equivalents totaled $2,381 million compared with $1,149 million at December 31, 2008. The $1,232 million increase resulted primarily from $2,630 million of cash provided by operating activities and approximately $1,990 million of cash proceeds from the issuance of senior notes partially offset by $1,142 million of cash paid for the acquisition of satellites, property and equipment and subscriber leased equipment, $1,500 million in cash dividends paid to our Parent and $661 million of cash used to repay long-term debt.

        As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) was 1.23 at September 30, 2009 and 0.98 at December 31, 2008.

        As of September 30, 2009 we had the ability to borrow up to $500 million under our existing credit facility, which is available until 2011. We are subject to restrictive covenants under the credit facility. These covenants limit our ability and our respective subsidiaries to, among other things, make restricted payments, including dividends, loans or advances to our Parent.

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

DIRECTV HOLDINGS LLC

they arise. We may use available cash and cash equivalents, cash from operations, or incur additional borrowings, which may include borrowings under our $500 million revolving credit facility, to fund such dividends.

        As discussed above in Note 2 of the Notes to the Consolidated Financial Statements, as a part of the Liberty Entertainment merger transaction, Holdings would assume approximately $2 billion of indebtedness with a related equity collar, which is payable at various dates through 2012. Depending on facts and circumstances at the time of the closing of the Liberty Entertainment merger transaction, Holdings may be required or may choose to repay the debt in full and settle the equity collar from available cash on hand, cash provided by operations or new borrowings.

        Several factors may affect our ability to fund our operations and commitments that we discuss in "Contingencies" below. In addition, our future cash flows may be reduced if we experience, among other things, significantly higher subscriber additions than planned, increased subscriber churn or upgrade and retention costs, higher than planned capital expenditures for satellites and broadcast equipment, satellite anomalies or signal theft or if we are required to make a prepayment on our term loans under our senior secured credit facility. Additionally, our ability to borrow under the senior secured credit facility is contingent upon our meeting financial and other covenants associated with our credit facility as more fully described in Note 6 of the Notes to the Consolidated Financial Statements in Item 1, Part I of this Quarterly Report and in Note 13 to the Notes to the Consolidated Financial Statements in Item 8, Part II of our 2008 Form 10-K.

Borrowings

        At September 30, 2009, we had $7,163 million in total outstanding borrowings, bearing a weighted average interest rate of 5.4%. Our outstanding borrowings primarily consist of notes payable and amounts borrowed under a senior secured credit facility as more fully described in Note 5 of the Notes to the Consolidated Financial Statements in Item 1, Part I of this Quarterly Report and in Note 7 to the Notes to the Consolidated Financial Statements in Item 8, Part II of our 2008 Form 10-K.

        Our notes payable and senior secured credit facility mature as follows: $356 million in the remainder of 2009 (including the $327 million of principal remaining on the 8.375% senior notes redeemed in October 2009), $308 million in 2010, $108 million in 2011, $20 million in 2012, $1,886 million in 2013 and $4,500 million thereafter. These amounts do not reflect potential prepayments that may be required under our senior secured credit facility, which could result from a computation that we are required to make at each year end under the credit agreement. We were not required to make a prepayment for the year ended December 31, 2008 and do not currently expect to be required to make a prepayment for the year ending December 31, 2009.

        Covenants and Restrictions.    The senior secured credit facility requires us to comply with certain financial covenants. The senior notes and the senior secured credit facility also include covenants that restrict our ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another entity, (vi) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the credit agreement and senior notes indentures. Should we fail to comply with these covenants, all or a portion of its borrowings under the senior notes and senior secured credit facility could become immediately payable and its revolving credit facility could be terminated. At September 30, 2009, we were in compliance with all such covenants.

DIRECTV HOLDINGS LLC

        Debt ratings by the various rating agencies reflect each agency's opinion of the ability of issuers to repay debt obligations as they come due and the expected estimated loss given a default. In general, lower ratings result in higher borrowing costs. Please refer to our 2008 Form 10-K for discussion of Moody's Investors Service and Standard & Poor's Rating Service ratings range.

        Currently, we have the following security ratings:

	Senior Secured	Senior Unsecured	Corporate	Outlook
Standard & Poor's	BBB-	BBB-	BBB-	Stable
Moody's	Baa2	Ba2	Ba1	Stable
Fitch	BBB	BBB-	BBB-	Stable

CONTRACTUAL OBLIGATIONS

        The following table sets forth our contractual obligations as of September 30, 2009, including the future periods in which payments are expected. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements in Part I, Item 1 referenced in the table below and the Notes to the Consolidated Financial Statements in Part II, Item 8 in our Form 10-K for the year ended December 31, 2008.

			Payments due by period		2014 and thereafter
Contractual Obligations	Total	2009	2010-2011	2012-2013
	(Dollars in Millions)
Long-term debt obligations (Note 5)(a)	$9,584	$467	$1,138	$2,560	$5,419
Purchase obligations (Note 6)(b)	8,539	455	3,231	3,108	1,745
Operating lease obligations(c)	302	9	80	72	141
Other long-term liabilities reflected on the Consolidated Balance Sheets under GAAP(d)(e)	223	26	168	17	12

Total	$18,648	$957	$4,617	$5,757	$7,317

(a)
Long-term debt obligations include interest calculated based on the rates in effect at September 30, 2009, however, the obligations do not reflect potential prepayments that may be required under our senior secured credit facility, if any, or permitted under our indentures.

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

DIRECTV HOLDINGS LLC

(d)
Other long-term liabilities consist of amounts we owe to the National Rural Telecommunications Cooperative, or NRTC, for the purchase of distribution rights and to the NRTC members that elected the long-term payment option resulting from the NRTC acquisition transactions we consummated in 2004, capital lease obligations, including interest and satellite contracts.

(e)
Payments due by period for other long-term liabilities reflected on the Consolidated Balance Sheet under GAAP do not include payments that could be made related to our net unrecognized tax benefits liability, which amounted to $40 million as of September 30, 2009. The timing and amount of any future payments is not reasonably estimable, as such payments are dependent on the completion and resolution of examinations with tax authorities. We do not expect a significant payment related to these obligations within the next twelve months.

CONTINGENCIES

        For a discussion of "Contingencies," see Part I, Item 1, Note 6 of the Notes to the Consolidated Financial Statements of this Quarterly Report, which we incorporate herein by reference.

CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS

        For a discussion of "Certain Relationships and Related-Party Transactions," see Part I, Item 1, Note 7 of the Notes to the Consolidated Financial Statements of this Quarterly Report, which we incorporate herein by reference.

ACCOUNTING CHANGES

        For a discussion of "Accounting Changes" see Part I, Item 1, Note 3 of the Notes to the Consolidated Financial Statements of this Quarterly Report, which we incorporate herein by reference.

*    *    *

ITEM 4T.    CONTROLS AND PROCEDURES

        We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q under the supervision and with the participation of management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

*    *    *

DIRECTV HOLDINGS LLC

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

(a)
Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we became or were a party during the quarter ended September 30, 2009 or subsequent thereto, but before the filing of this report, are summarized below:

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

        Legal Proceedings Regarding the Merger.    There are multiple purported class action complaints pending against DIRECTV, Liberty and the DIRECTV board of directors in the Delaware Court of Chancery and California State Court. Four stockholder class action complaints were brought in Delaware Chancery Court from May 12, 2009 to May 19, 2009, all of which were subsequently consolidated on May 22, 2009 (the "Delaware Action"). One stockholder class action complaint was brought in California State Court on May 29, 2009 (the "California Action"). The Delaware and California Actions are purported class actions on behalf of the public stockholders of DIRECTV. The consolidated Delaware complaint and the California complaint allege, among other things, that the members of the DIRECTV board of directors breached their fiduciary duties in approving the merger agreement. In September 2009, the California Action was stayed pending conclusion of the consolidated Delaware Action.

        On October 16, 2009, all of the parties to the Delaware action entered into a Stipulation and Agreement of Compromise, Settlement and Release.

        On October 19, 2009, the Delaware Chancery Court granted preliminary approval of the settlement of the Delaware Action. The Delaware Chancery Court also scheduled a hearing on November 25, 2009 for final approval of the settlement, at which time the Delaware Chancery Court will hear any objections to the settlement. The terms of the settlement and the procedure for filing a stockholder objection to the settlement are set forth in the Stipulation and the Notice of Settlement filed as Exhibits 99.1 and 99.2, respectively to The DIRECTV Group's Current Report on Form 8-K filed on October 20, 2009.

        Other.    We are subject to other legal proceedings and claims that arise in the ordinary course of our business. The amount of ultimate liability with respect to such actions is not expected to materially affect our financial position, results of operations or liquidity.

(b)
No previously reported legal proceedings were terminated during the third quarter ended September 30, 2009.

ITEM 1A.    RISK FACTORS

        The risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2008 have not materially changed.

DIRECTV HOLDINGS LLC

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit Name
*10.1	Indenture, dated as of September 22, 2009, by and among DIRECTV Holdings LLC, DIRECTV Financing Co, Inc., the Guarantors signatory thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.1 of the Form 8-K of DIRECTV Holdings, LLC filed on September 25, 2009).
*10.2
Registration Rights Agreement dated as of September 22, 2009, by and among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., the Guarantors signatory thereto and the Initial Purchasers named therein (incorporated by reference to Exhibit 10.2 of the Form 8-K of DIRECTV Holdings LLC filed on September 25, 2009).
**31.2	Certification of the Chief Financial Officer of DIRECTV Holdings LLC pursuant to Section 302.
**31.3	Certification of the Chief Executive Officer of DIRECTV Financing Co., Inc. pursuant to Section 302.
**31.4	Certification of the Chief Financial Officer of DIRECTV Financing Co., Inc. pursuant to Section 302.
**32.1	Certification of the Chief Executive Officer of DIRECTV Holdings LLC pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ("Section 906").
**32.2	Certification of the Chief Financial Officer of DIRECTV Holdings LLC pursuant to Section 906.
**32.3	Certification of the Chief Executive Officer of DIRECTV Financing Co., Inc. pursuant to Section 906.
**32.4	Certification of the Chief Financial Officer of DIRECTV Financing Co., Inc. pursuant to Section 906.
***101.INS	XBRL Instance Document
***101.SCH	XBRL Taxonomy Extension Schema Document
***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
***101.LAB	XBRL Taxonomy Extension Label Linkbase Document
***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Incorporated by reference.

**
Furnished, not filed.

***
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

DIRECTV HOLDINGS LLC

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIRECTV HOLDINGS LLC (Registrant)
Date: November 5, 2009	By:	/s/ PATRICK T. DOYLE Patrick T. Doyle Executive Vice President and Chief Financial Officer
DIRECTV FINANCING CO., INC. (Registrant)
Date: November 5, 2009	By:	/s/ PATRICK T. DOYLE Executive Vice President and Chief Financial Officer