Form 10-K
period 2009-12-31
DIRECTV FINANCING CO INC; DIRECTV HOLDINGS LLC
filed 2010-02-26
CIK 1234307, 1234308

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

PART I

ITEM 1.    BUSINESS

        DIRECTV Holdings LLC is a wholly-owned subsidiary of DIRECTV and consists of DIRECTV Enterprises, LLC and its wholly-owned subsidiaries and DIRECTV Financing Co., Inc. We sometimes refer to DIRECTV Holdings LLC as DIRECTV Holdings, DIRECTV U.S, we or us and sometimes refer to DIRECTV as our Parent.

        On November 19, 2009, The DIRECTV Group, Inc., or DIRECTV Group, and Liberty Media Corporation, which we refer to as Liberty or Liberty Media, obtained shareholder approval of and closed a series of related transactions which we refer to collectively as the Liberty Transaction. The Liberty Transaction included the split-off of certain of the assets of the Liberty Entertainment group into Liberty Entertainment, Inc., or LEI, which was then split-off from Liberty. Following the split-off, DIRECTV Group and LEI merged with subsidiaries of DIRECTV. As a result of the Liberty Transaction, DIRECTV Group, which is comprised of the DIRECTV U.S. and DIRECTV Latin America businesses, and LEI, which held Liberty's 57% interest in DIRECTV Group, a 100% interest in three regional sports networks, a 65% interest in Game Show Network LLC, or GSN, approximately $120 million in cash and cash equivalents and approximately $2.1 billion of indebtedness and a series of related equity collars became wholly-owned subsidiaries of DIRECTV. DIRECTV Holdings remained a direct subsidiary of DIRECTV Group and became an indirect subsidiary of DIRECTV.

        We provide over 18.5 million subscribers with access to hundreds of channels of digital-quality video pictures and CD-quality audio programming that we transmit directly to subscribers' homes or businesses via high-powered geosynchronous satellites.

        We believe we provide one of the most extensive collections of programming available in the multi-channel video programming distribution, or MVPD, industry. As of December 31, 2009, we distributed more than 2,000 digital video and audio channels, including about 200 basic entertainment and music channels, 40 premium movie channels, over 50 regional and specialty sports networks, over 120 Spanish and other foreign language special interest channels, over 31 pay-per-view movie and event choices, and over 130 national high-definition, or HD, television channels. Although we distribute more than 1,500 local channels—over 500 in high-definition—a subscriber generally receives only the local channels in the subscriber's home market. In addition, we offer an on demand service named DIRECTV on DEMAND which, as of the end of 2009, provided a selection of about 6,000 movie and television programs to our subscribers who have a broadband connection to their set-top receiver. As of

DIRECTV HOLDINGS LLC

December 31, 2009, we provided local channel coverage in standard definition to markets covering about 95% of U.S. television households. In addition, we provided HD local channels to markets representing approximately 92% of U.S. TV households. In the second quarter of 2010, we expect to further expand our offering of HD channels when the recently launched DIRECTV 12 satellite begins operations.

        We also provide premium professional and collegiate sports programming such as the NFL SUNDAY TICKET™ package, which allows subscribers to view the largest selection of NFL games available each Sunday during the regular season. Under our contract with the NFL, we have exclusive rights to provide this service through the 2014 season, including rights to provide related broadband, HD, interactive and mobile services.

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

  •
  Leading Brand Name.    Results from a study we commissioned in 2009 indicated that 96% of consumers in the United States recognized the DIRECTV brand name. We believe the strength of our brand name is an important factor in our ability to attract new subscribers. In addition, we believe our recognized brand name enhances our ability to secure strategic alliances with programmers, distributors and other technology and service providers.

  •
  Substantial Channel Capacity and Programming Content.    As a result of our significant channel capacity, we believe we are able to deliver to our subscribers one of the widest selections of local and national programming available today in the United States, including exclusive programming such as the NFL SUNDAY TICKET package and international programming. In addition, we have a substantial amount of capacity in the Ka-Band spectrum which enables us to provide one of the most extensive national HD offerings currently available in the industry.

  •
  High-Quality Digital Picture and Sound, Including HD Programming.    Our video and audio programming is 100% digitally delivered, providing subscribers with digital-quality video and CD-quality sound. We believe this compares favorably with most cable providers that frequently offer popular programming in an analog format and offer a selection of digital channels for an additional fee. In addition, we believe we currently offer one of the nation's most comprehensive selections of HD channels, including the largest choice of 1080p movies.

DIRECTV HOLDINGS LLC

  •
  Strong Customer Service.    We have attained top rankings in customer satisfaction studies for our industry. For example, we have been rated ahead of every major cable company in customer service for nine consecutive years in the American Customer Satisfaction Index™. We believe that providing high-quality customer service is an important element in minimizing subscriber disconnection, or churn, and attracting new subscribers.

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

            In addition, we hold licenses in three orbital slots (99° west longitude, or WL, 101° WL, and 103° WL) in the Ka-Band spectrum. The satellites that have been launched into these orbital slots have substantially increased our channel capacity, allowing us to provide one of the most extensive HD channel offerings currently available across the United States. We also have obtained approval from the FCC to transmit our signal in the Ku-Band from one of our satellites that has been stationed at a temporary orbital location at 72.5° WL and from leased capacity on a satellite at 95° WL.

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

Business Strategy

        Our vision is to provide customers with the best video experience in the United States both inside and outside of the home by offering subscribers unique, differentiated and compelling programming through leadership in content, technology and customer service.

  •
  Offer Differentiated and Exclusive Content and Services.    To fulfill our goal, we believe we must provide the most extensive collection of valuable programming and interactive services to our customers.

  •
  Provide the Most Extensive Collection of Valuable Programming.    We believe that we currently have one of the most extensive collections of programming in the MVPD industry and our strategy is to continue improving our offering. For example, we offer content which is not offered by other MVPD providers such as NFL SUNDAY TICKET where subscribers can watch up to 14 games each week, most of which are offered in HD. We have also signed agreements to be the exclusive MVPD provider of NCAA® MEGA MARCH MADNESS®. In addition, we offer our customers The 101® Network, a free premium channel dedicated to the broadcast of unique and exclusive content including series such as Friday Night Lights, Deadwood®, Sleeper Cell® and The Nine™ as well as concert

DIRECTV HOLDINGS LLC

      performances by top-rated artists. In 2009, we also launched new shows on The 101® Network such as The Dan Patrick Show™ and Trailer Park Boys®.

              We also believe we currently have one of the most extensive national HD channel offerings as well as the largest lineup of 1080p movies in the MVPD industry. Additionally, when our DIRECTV 12 satellite is put into service in the second quarter of 2010, we expect to have the capacity to broadcast approximately 200 national HD channels to nearly all U.S. television households. As part of this rollout, we plan on offering local channels in HD to 19 additional markets, bringing the total number of HD local channel markets to 157—covering over 95% of TV homes. Subscribers receiving local HD channels will generally only receive the channels broadcast in their home market. Additionally, in 2010 we plan on being one of the first MVPD providers to offer dedicated 3D programming by introducing three 3D channels to our HD customers who have purchased 3D television sets.

              We also expect to expand our DIRECTV on DEMAND, a video-on-demand, or VOD, service for subscribers that have the DIRECTV Plus® digital video recorder, or DVR, or DIRECTV Plus® HD DVR set-top receivers. As of year end 2009, DIRECTV on DEMAND offered about 6,000 titles providing thousands of hours of top programming from the major broadcast and cable networks, as well as popular movies. Most of the titles are offered free of charge and are downloaded from the Internet through a broadband connection for those subscribers with a DIRECTV Plus HD DVR. In addition, we download top movies via our satellites to a customer's DVR hard drive. In 2010, we expect to introduce a new movie service, DIRECTV Cinema™, which will substantially increase the number of new release movies available for our customers to view and purchase from either their television, laptop computer or mobile telephone.

    •
    Expand and Enhance Interactive Services.    We believe that enhanced and interactive services play an important role in the subscriber experience. For example, NFL SUNDAY TICKET subscribers can view a mix-channel with up to 8 games on one screen while the SUPERCAST™ service lets viewers access games and interactive statistics online through a personal computer. We also offer interactive services for many major tennis and golf events, including the Masters® golf tournament, where we dedicate several extra channels of event coverage, interactive scoreboards and a mix channel, all of which no other MVPD operator provides. In 2009, we launched our free TV Apps service, which are applications that appear on the TV, including Flickr®, weather forecasts and other user generated programs for customers who connect their DIRECTV Plus HD DVR to their broadband router. We have added interactive applications for the 2010 Winter Olympics, such as medal count pages and special USA team coverage.

  •
  Technology Leadership.    We believe that technological leadership has been and will continue to be important to our ability to introduce services that are easy to use and subscriber-friendly, while also reducing costs. We believe that advancements in technology will drive subscriber demand for enhanced DVRs, and HD equipment, VOD, a whole-house entertainment solution, mobile and portable devices.

  •
  Introduce Multi-Room, Whole-House, Mobile and Portable Services.    We believe that it is important for our subscribers to have multiple ways to access DIRECTV® programming throughout the home and on devices outside of the home. Accordingly, in 2010 we will be introducing a multi-room viewing service. This service will enable customers with the proper equipment to share content and recorded shows around the house. In the second half of 2010, we expect to introduce a home media center that will provide HD, DVR and

DIRECTV HOLDINGS LLC

      standard-definition video functionality throughout the home and allow customers to access stored content, including video, photos and music, seamlessly from any connected television in a home. We also intend to make DIRECTV programming more ubiquitous by offering it on portable and mobile devices, including cell phones. For example, in 2009, subscribers to our NFL SUNDAY TICKET™ SuperFan® package were able to stream live NFL games to their mobile phones. In addition, we believe that our ongoing marketing relationships with the major wireless telephony providers such as AT&T and Verizon provide us a unique opportunity to develop compelling applications for our customers.

    •
    Enhance/Improve User Interface/Guide.    We are constantly striving to improve our guide and user interface because it is important that our subscribers are able to access the many offerings we provide in as easy and intuitive a manner as possible. For example, in January 2010 we introduced Smart Search which helps customers find what they are looking for on TV faster and easier as well as providing significantly more information about the television programs and actors they are interested in watching.

              DIRECTV has led the industry in the application of remote DVR scheduling technology as over 2 million of our customers have scheduled over 12 million recordings remotely to DIRECTV DVRs through 2009. We also introduced ScoreGuide™ in 2009 which, at the press of a button, enables customers to easily track scores and start times of major sporting events, see a list of channels carrying each event and tune directly to those channels. In 2010, we expect to further expand ScoreGuide, to include Olympic and soccer coverage. Another example of our improved user interface is GameSearch™ which automatically recognizes when a customer has tuned to a channel with a blacked-out sports game and immediately looks to see if the game is on another channel. It then provides the customer a message telling them where to find the game or if it is unavailable.

  •
  Enhance Sales and Marketing; Focus on High Quality Subscribers; Improve Customer Service, Distribution and Installation.    We expect to continue to grow our subscriber base and maintain relatively low churn levels by focusing on acquiring higher quality subscribers as well as improving our customer service, distribution and installation.

  •
  Enhance Sales and Marketing.    We expect to continue growing our subscriber base through marketing programs that capitalize on the strength of our brand and extensive programming. In addition, we expect that our expanded national and local HD programming, as well as many of our new services including multi-room viewing, DIRECTV Cinema and the home media center will increase sales from customers purchasing these services. We also intend to continue focusing on local advertising and marketing to ensure that our competitive strengths are effectively targeted based on competitive factors, demographics and geography.

  •
  Maintain Low Levels of Churn by Attracting High Quality Subscribers.    We believe that in order to maintain churn at relatively low levels, we must continue to improve the overall quality of our subscriber base by regularly refining our credit and identification policies to properly reflect the changing competitive and economic landscape. However, we believe it is also important to balance churn levels by adjusting our upgrade and retention policies and costs to help assure appropriate financial returns.

  •
  Improve Customer Service, Distribution and Installation.    We strive to attain the gold standard in customer service throughout a customer's lifecycle. We expect to improve customer service, distribution and installation services while also improving operational efficiencies. For example, in 2008 and 2009 we entered into several transactions which

DIRECTV HOLDINGS LLC

      resulted in a substantial portion of our previously outsourced service and installation network technicians becoming DIRECTV U.S. employees. By having these technicians as employees of DIRECTV U.S., we have reduced turnover and improved the overall customer experience, and performance of the remaining outsourced technicians has also generally improved. We have also improved the quality and usage of our web-based customer service capabilities, improved the tools that our customer service representatives have at their disposal, and simplified our customer bills. In addition, we have implemented a new work order management system that has improved the scheduling and tracking of our installation and service calls including the use of wireless handheld devices so that our service technicians can improve the efficiency of their daily work orders. In 2009, we have seen substantial improvements in many of our customer service and installation metrics and we expect to make further improvements in 2010.

    •
    Improve and Expand Relationships with Telcos.    In February 2009, AT&T began marketing a bundle of broadband Internet, telephone services and DIRECTV video service to new and existing customers. AT&T's territories include 22 states and cover approximately 44 million households. With this relationship, we now have agreements with the three major telecommunications companies—AT&T, Verizon and Qwest—covering approximately 90 million homes in the United States. We are also working with the telcos to develop new services including more integrated bundles and wireless applications.

Infrastructure

        Satellites.    We currently have a fleet of twelve geosynchronous satellites, including eleven owned satellites and one leased satellite. We have seven Ku-Band satellites at the following orbital locations: 101° WL (three), 110° WL (one), 119° WL (one), 72.5° WL (one), and 95° WL (one-leased). We also have five Ka-Band satellites at our 99° WL (two) and 103° WL (three) orbital locations. The 72.5° WL orbital location is used pursuant to an arrangement with Telesat Canada and Bell ExpressVu.

        We are currently evaluating whether to begin construction of an additional satellite to provide additional services as well as backup capacity. If we do decide to acquire such a satellite, we expect that it would be launched and go into service in 2013.

        Satellite Risk Management.    At times, we use launch and in-orbit insurance to mitigate the potential financial impact of satellite fleet launch and in-orbit failures unless the premium costs are considered to be uneconomical relative to the risk of satellite failure. The insurance generally does not compensate for business interruption or loss of future revenues or subscribers. We rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact of a potential satellite failure on our ability to provide service. However, programming continuity cannot be assured in all instances or in the event of multiple satellite losses.

        Launch insurance typically covers the time frame from ignition of the launch vehicle through separation of the satellite from the launch vehicle. In the past, we have launched satellites without insurance. As of December 31, 2009, the net book value of our in-orbit satellites was $1,516 million, none of which is insured.

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

DIRECTV HOLDINGS LLC

transmitted to our satellites. We designed each broadcast center and uplink facility with redundant systems to minimize service interruptions.

        Installation Network.    The DIRECTV home service provider, or HSP, installation and service network performs installation, upgrades and other service call work for us. In 2008 and 2009, we entered into several transactions that brought a significant portion of this HSP network activity in-house. We now directly employ nearly 4,000 technicians and utilize an additional 11,000 technicians from seven outsourced companies around the United States. The combined workforce completed approximately 93% of all in-home visits in 2009. We set the standards for the quality of installation and service, perform quality control, manage inventory and monitor the overall service network performance for nearly all of the third-party installation network.

        Customer Service Centers.    As of December 31, 2009, we used 36 customer service centers employing over 16,000 customer service representatives. Most of these customer service centers are operated by Convergys Customer Management Group, Inc., Precision Response Corporation, Sitel Operating Corporation, N.E.W. Customer Service Companies, Inc., VXI Global Solutions, Inc. and Teleperformance. We currently own and operate six customer service centers located in: Boise, Idaho; Tulsa, Oklahoma; Huntsville, Alabama; Missoula, Montana; Huntington, West Virginia and Denver, Colorado that employ approximately 5,000 customer service representatives. Potential and existing subscribers can call a single telephone number 24 hours a day, seven days a week, to request assistance for hardware, programming, installation, technical and other support. We continue to increase the functionality of telephone-based and web-based self-care features in order to better manage customer service costs and improve service levels.

Competition

        We face substantial competition in the MVPD industry and from emerging digital media distribution providers. Our competition includes companies that offer video, audio, interactive programming, telephony, data and other entertainment services, including cable television, other DTH companies, telcos, wireless companies and companies that are developing new technologies. Many of our competitors have access to substantially greater financial and marketing resources. We believe our brand, the quality and variety of video, audio and interactive programming, quality of picture, access to service, availability of HD and DVR services, customer service and price are the key elements for attaining and retaining subscribers. Our over 18.5 million subscribers represent approximately 19% of MVPD subscribers at December 31, 2009.

    •
    Cable Television.    We encounter substantial competition in the MVPD industry from cable television companies. According to the National Cable & Telecommunications Association's 2008 Industry Overview, 96% of the 128.6 million U.S. housing units are passed by cable. Most cable television operators have a large, established customer base, and many have significant investments in companies that provide programming content. Approximately 100 million households subscribe to an MVPD service and approximately 62% of MVPD subscribers receive their programming from a cable operator. In addition, most cable providers have completed network upgrades that allow for enhanced service offerings such as digital cable, HD channels, broadband Internet access and telephony services. Cable companies bundle these services, offering discounts and providing one bill to the consumer.

    •
    Telephone Companies.    Several telcos have upgraded a significant portion of their infrastructure by replacing their older copper wire telephone lines with high-speed fiber optic lines. These fiber lines provide the telcos with significantly greater capacity enabling them to offer new and enhanced services, such as Internet access at much greater speeds

DIRECTV HOLDINGS LLC

      and digital-quality video. For example, Verizon announced that at the end of 2009, it had the capability to serve 15 million homes with fiber optic lines with the goal of having the capability to serve 18 million homes by the end of 2010. In addition, AT&T has begun deploying fiber optic lines to neighborhoods and expects to have the capability to serve approximately 30 million of its customers by the end of 2011. As of year end 2009, Verizon had nearly 3 million video subscribers and AT&T had approximately 2 million subscribers. Similar to the cable companies, the telcos expect to offer their customers multiple services at a discount on one bill.

    •
    Other Direct Broadcast Satellite and Direct-To-Home Satellite System Operators.    We also compete with DISH Network Corporation, or DISH Network, which had over 14 million subscribers at the end of 2009, representing approximately 14% of MVPD subscribers. Other domestic and foreign satellite operators also have proposed to offer DTH satellite service to U.S. customers using U.S.-licensed satellite frequencies or foreign-licensed frequencies that have the ability of covering the United States.

    •
    Video via the Internet.    With the large increase in the number of consumers with broadband service, a significant amount of video content has become available on the Internet for users to download and view on their personal computers, televisions and other devices. For example, Apple™ offers two hundred television shows and 400 movies for rental or purchase, some in high-definition, on the online iTunes® Store. In addition, Hulu™ is an online video service website which provides free movies and TV shows from over 190 content providers including Fox, Disney, NBC Universal, MGM Studios, Sony Pictures and Warner Bros. This content can be accessed on demand through its website and those of its partners—AOL, MSN, MySpace and Yahoo. In addition, several companies, such as Netflix, Blockbuster and Amazon.com, have begun selling and renting movies via Internet download. For example, Netflix has a library of 17,000 movies and TV shows available for download to its over 12 million subscribers. There are also several similar initiatives by companies such as Intel, Microsoft and Sony to make it easier to view Internet-based video on television and personal computer screens. Many television models, Blu-Ray Disc® players and gaming consoles like the Xbox® can be directly connected to the Internet and have the capacity to stream video to the television.

    •
    Mobile Video.    Many companies are beginning to offer mobile applications for video allowing consumers to watch video on the go. For example, AT&T offers mobile TV which provides users the ability to watch full length TV shows from ABC, CBS, ESPN and other programmers on their cell phones. Verizon Wireless offers V Cast™ which allows subscribers to watch many of the top TV shows including college football and basketball on their mobile phone for a modest fee. In addition other mobile applications and services are becoming available, such as FLO TV from Qualcomm. FLO TV™ Service provides portable TV with full length shows from programmers such as Fox, CBS, Fox News Channel and ESPN on a portable device. Other cable and satellite distributors are also focused on distributing their content to their customers on the go.

    •
    Small and Rural Telephone Companies.    Other telephone companies are also finding ways to deliver video programming services over their wireline facilities or in a bundle with other MVPD providers. For example, DISH Network has agreements with Embarq, CenturyTel, Windstream, TDS, and Frontier to bundle their individual DSL and telephony services with DISH Network's video service.

DIRECTV HOLDINGS LLC

    •
    Local Broadcasters.    Most areas of the United States can receive traditional digital television broadcasts of between three and ten channels. These broadcasters are often low to medium power operators with a limited coverage area and provide local, network and syndicated programming typically free of charge. There are over 2,000 TV broadcast stations in the U.S. split among 210 TV markets.

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

GOVERNMENT REGULATION

        We are subject to government regulation in the United States, primarily by the FCC and, to a certain extent, by the legislative branches, other federal agencies and state and local authorities. We are also subject to the rules and procedures of the International Telecommunications Union, or ITU, a specialized agency of the United Nations within which governments and the private sector coordinate global telecommunications networks and services. Depending upon the circumstances, noncompliance with legislation or regulations promulgated by these entities could result in the suspension or revocation of our licenses or registrations, the termination or loss of contracts or the imposition of contractual damages, civil fines or criminal penalties.

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

        All of our satellites and earth stations are or have been licensed by the FCC. Currently, two of our satellites are licensed by the government of Canada. While the FCC generally issues DTH space station licenses for a fifteen-year term, DBS space station and earth station licenses are generally issued for a

DIRECTV HOLDINGS LLC

ten-year term, which is less than the useful life of a healthy direct broadcast satellite. Upon expiration of the initial license term, the FCC has the option to renew a satellite operator's license or authorize an operator to operate for a period of time on special temporary authority, or decline to renew the license. If the FCC declines to renew the operator's license, the operator is required to cease operations and the frequencies it was previously authorized to use would revert to the FCC.

        Currently, we have several applications pending before the FCC, including applications to launch and operate future satellites to support DIRECTV's services. In general, the FCC's approval of these applications is required for us to continue to expand our range of service offerings while increasing the robustness of our satellite fleet. We may not obtain these approvals in a timely fashion or at all.

        As a DBS/DTH licensee and operator we are subject to a variety of Communications Act requirements, FCC regulations and copyright laws that could materially affect our business. They include the following:

  •
  Local-into-Local Service and Limitation on Retransmission of Distant Broadcast Television Signals.    The Satellite Home Viewer Improvement Act, or SHVIA, allows satellite carriers to retransmit the signals of local broadcast television stations in the stations' local markets without obtaining authorization from the holders of copyrights in the individual programs carried by those stations. Another portion of SHVIA, as amended by the Satellite Home Viewer Extension and Reauthorization Act of 2004, or SHVERA, also permits satellite retransmission of distant network stations (those that originate outside of a satellite subscriber's local television market) only to "unserved households." A subscriber qualifies as an "unserved household" if he or she cannot receive, over the air, a signal of sufficient intensity from a local station affiliated with the same network, or falls into one of a few other very limited exceptions. SHVERA also prohibits satellite carriers from signing up a new subscriber to distant analog or digital signals if that subscriber lives in a local market where the satellite carrier provides local analog or local digital signals, respectively. SHVERA imposes a number of notice and reporting requirements, and also permits satellite retransmission of distant stations in neighboring markets where they are determined by the FCC to be "significantly viewed." In implementing SHVIA, the FCC has required satellite carriers to delete certain programming, including sports programming, from the signals of certain distant stations. In addition, the FCC's continuing interpretation, implementation and enforcement of other provisions of SHVIA and SHVERA, as well as judicial decisions interpreting and enforcing these laws, could hamper our ability to retransmit local and distant network and superstation signals, reduce the number of our existing or future subscribers that can qualify for receipt of these signals, impose costs on us in connection with the process of complying with the rules, or subject us to fines, monetary damages or injunctions. Also, the FCC's sports blackout requirements, which apply to all distant network signals, may require costly upgrades to our system. Further, an FCC order interpreting the requirement that satellite carriers retransmit local digital signals with "equivalent bandwidth" of significantly viewed digital signals may constrain our ability to deliver such significantly viewed digital signals. The distant-signal provisions of SHVERA were set to expire at the end of 2009, but Congress has extended that deadline to February 28, 2010. Congress may decline to renew those provisions, which could severely restrict our ability to retransmit distant signals. Congress could also adopt amendments to SHVERA with respect to local or distant signals, including limiting the provision of distant signals. In particular, Congress is considering for the first time making subscribers ineligible for distant signals where they can receive local digital multicast signals over the air. This could adversely affect our ability to deliver distant signals to our existing or future subscribers.

DIRECTV HOLDINGS LLC

  •
  Must Carry Requirement.    SHVIA also imposes a must carry obligation on satellite carriers. This must carry obligation requires satellite carriers that choose to take advantage of the statutory copyright license in a local market to carry upon request the signals of all qualifying television broadcast stations within that local market, subject to certain limited exceptions. The FCC has implemented SHVIA's must carry requirement and adopted further detailed must carry rules covering our carriage of both commercial and non-commercial broadcast television stations. These rules generally require us to carry all of the local broadcast stations requesting carriage in a timely and appropriate manner in markets in which we choose to retransmit the signals of local broadcast stations. We have limited capacity, and the projected number of markets in which we can deliver local broadcast programming will continue to be constrained because of the must carry requirement and may be reduced depending on the FCC's interpretation of its rules in pending and future rulemaking and complaint proceedings, as well as judicial decisions interpreting must carry requirements. For example, the FCC issued an order requiring mandatory carriage of high-definition digital signals in an increasing number of markets each year, requiring so-called "HD carry-one, carry-all" in all local markets served by 2013. We may not be able to comply with these must carry rules, or compliance may mean that we will be required to use capacity that could otherwise be used for new or additional local or national programming services. Moreover, Congress may amend the must carry rules when it considers SHVERA reauthorization. For example, Congress has in the past proposed legislation and may in the future enact legislation that would require us to provide local channels via satellite in all markets in the United States. We currently provide local channel coverage to approximately 155 markets representing approximately 95% of U.S. television households. If such legislation were enacted, we would be required to provide local channel coverage to an additional 55 markets representing about 5% of U.S. television households on an accelerated timetable. We believe that the capital expenditures and ongoing costs to provide this coverage would not be covered by the incremental revenue from the additional subscribers we could potentially gain in these markets. Moreover, depending upon the timetable imposed, we may not be able to comply in a timely manner.

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

DIRECTV HOLDINGS LLC

    viewers. The FCC is also considering whether to require that EAS alerts be provided in multiple languages or via text messages, which could also prove difficult and costly to implement depending upon the nature of any such requirement adopted.

  •
  Spectrum Allocation and License Assignment Rules.    We depend upon the FCC's allocation of sufficient DBS frequencies and assignment of DBS licenses in order to operate our business. DBS frequencies and available DBS orbital locations capable of supporting our business have become increasingly scarce. While we have obtained additional DTH service capacity and continue to explore new sources of DBS/DTH capacity, there can be no assurance that we will obtain further capacity. In addition, the FCC had adopted a system of competitive bidding to assign licenses for additional DBS frequencies. On June 21, 2005, the United States Court of Appeals for the D.C. Circuit held that such an auction process was not authorized by statute. The FCC subsequently voided the previous auction and implemented a freeze on applications for authority to provide DBS service in the United States using new frequencies or new orbital locations not assigned to the United States in the ITU Region 2 Broadcasting Satellite Service, or BSS, Plan. On August 18, 2006, the FCC began a proceeding to identify a new system for assigning DBS authorizations. There can be no assurance that we will be able to obtain additional DBS capacity under whatever system the FCC implements in the future.

            In 2007, the FCC adopted new service and licensing rules for the BSS in the 17.3-17.8 GHz and 24.75-25.25 GHz bands, or 17/24 GHz BSS. This spectrum, also known as the "reverse band" (in that transmissions from these satellites to consumers would occur in spectrum currently used for uplinking programming to traditional DBS satellites), could provide a new source of additional DTH capacity. Among other things, the FCC established a licensing procedure under which the four parties with applications then pending—including DIRECTV—would be allowed to amend their applications to conform to the new rules and would be entitled to have those applications processed on a co-equal basis with one another before any new applications would be accepted. On July 28, 2009, the FCC granted four DIRECTV satellite applications in this band. However, foreign operators who may have international priority have indicated an interest in using slots that may conflict with some or all of these licenses. One foreign licensed operator, Spectrum Five LLC, has filed a petition seeking reconsideration of one of DIRECTV's licenses at an orbital location where Spectrum Five also proposes to operate, and that petition remains pending.

  •
  Rules Governing Co-Existence With Other Satellite and Terrestrial Services and Service Providers in the MVPD Industry.    The FCC has adopted rules to allow non-geostationary orbit fixed satellite services to operate on a co-primary basis in the same frequency band as the one used by direct broadcast satellite and Ku-Band-based fixed satellite services. In the same proceeding, the FCC concluded that multi-channel video and data distribution services, or MVDDS, can share spectrum with DBS operators on a non-interference basis, and adopted rules and a method for assigning licenses in that service, as well. While the FCC has established service and technical rules to govern the non-geostationary orbit and MVDDS services to protect DBS operations from harmful interference, these rules may not be sufficient to prevent such interference, and the introduction of such services into spectrum used by us for DBS service may have a material adverse impact on our operations. A number of aspects of these rules remain subject to judicial review. In addition, one MVDDS operator recently requested a waiver of the applicable rules so that it could operate systems at substantially higher power levels in 80 markets where it holds MVDDS licenses. If granted, such a waiver may have a material adverse impact on our operation in the affected markets. Although we have opposed that waiver request, there can be no assurance that the FCC will deny it.

DIRECTV HOLDINGS LLC

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

            On November 29, 2006, despite the pendency of the tweener satellite rulemaking and over our opposition, the FCC's International Bureau granted Spectrum Five's application to operate a tweener satellite at the 114.5° WL orbital location, only 4.5° away from our DBS satellites operating at the 110° WL and 119° WL orbital locations. While the Bureau limited Spectrum Five's operations to levels below those at which the ITU deems one DBS system to "affect" another in the absence of agreement from all affected DBS operators (including us), the Bureau's grant of Spectrum Five's application prior to coordination could ultimately permit Spectrum Five to operate at levels that would cause interference to our operations. On February 1, 2008, the full FCC denied reconsideration of the International Bureau's order, but clarified that, if Spectrum Five is unable to coordinate its tweener satellite, it must file for a modification of its authorization and demonstrate that its proposed operational parameters would not exceed the ITU trigger for coordination. To date, Spectrum Five has neither contacted us to attempt coordination of its tweener system nor filed for modification of its authorization as directed by the FCC.

            The FCC has also adopted rules that require satellite operators to take certain measures to mitigate the dangers of collision and orbital debris. Among other things, these rules impose certain requirements for satellite design and end-of-life disposal maneuvers for all satellites launched after March 18, 2002, which apply to eight of our in-orbit satellites. We believe that we are in compliance with all of these requirements and expect that we will continue to be able to comply with them going forward, but the requirements for end-of-life disposal could result in a slight reduction in the operational life of each new satellite.

  •
  Geographic Service Rules.    The FCC requires DBS licensees to comply with certain geographic service obligations intended to foster the provision of DBS service to subscribers residing in the states of Alaska and Hawaii. We believe that we are in compliance with these rules although, in the past, some have argued otherwise to the FCC. The FCC has not acted on petitions filed several years ago by the State of Hawaii and an Alaska satellite television dealer. We cannot be sure that the FCC will agree with our view that we are in compliance with the agency's geographic services rules, or that the FCC will not require us to make potentially cumbersome and costly changes to our offerings. The FCC has also adopted similar rules for the 17/24 GHz BSS service.

  •
  FCC Conditions Imposed In Connection With the Liberty and News Corporation Transactions.    In approving Liberty's 2008 acquisition of News Corporation's equity investment in DIRECTV, the FCC imposed a number of regulatory conditions on us and Liberty, some of which directly or indirectly affected our business. In granting authority for the merger of Liberty

DIRECTV HOLDINGS LLC

    Entertainment, Inc. and DIRECTV in 2009, the FCC conditioned its approval of the transaction on continued compliance with those conditions. Accordingly, the FCC has imposed on us program carriage conditions intended to prevent discrimination against all forms of unaffiliated programming; and certain program access conditions intended to ensure non-discriminatory access to much of the programming carried on the DIRECTV service. In particular, we may be required to submit to "baseball style" arbitration if we cannot arrive at terms for carriage of our regional sports network programming with an MVPD. We cannot predict what effect our compliance with or the FCC's enforcement of these conditions will have on our business.

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

        In addition, although Congress has granted the FCC exclusive jurisdiction over the provision of DTH satellite services, aspects of DBS/DTH service remain regulated at the state and local level. For example, the FCC has promulgated rules prohibiting restrictions by local government agencies, such as zoning commissions and private organizations, such as homeowners associations, on the placement of DBS receiving antennas. Local governments and homeowners associations, however, may continue to regulate the placement of such antennas if necessary to accomplish a clearly defined public safety objective or to preserve a recognized historic district, and may also apply to the FCC for a waiver of FCC rules if there are other local concerns of a special or unusual nature. In addition, a number of state and local governments have attempted to impose consumer protection, customer service and other types of regulation on DBS operators. Also, while Congress has prohibited local taxation of the provision of DBS service, taxation at the state level is permissible, and many states have imposed such taxes, and additional states have attempted to do so recently. Incident to conducting a consumer directed business, we occasionally receive inquiries or complaints from authorities such as state attorneys general and state consumer protection offices. These matters are generally resolved in the ordinary course of business.

INTELLECTUAL PROPERTY

        All DIRECTV companies maintain active programs for identifying and protecting our important intellectual property. With the exception of certain U.S. trademark registrations held by us, pursuant to trademark license agreements and various intellectual property licensed from third parties, DIRECTV Group owns all of the intellectual property for the benefit of the company and its subsidiaries.

        We believe that our growing portfolio of pending and issued patents are important assets. We presently hold over 1,950 issued patents worldwide relating to our past and present businesses, including over 450 patents developed by, or otherwise relating to, the businesses of DIRECTV U.S. We hold a worldwide portfolio of over 1,100 trademarks in over 130 countries related to the DIRECTV brand, the Cyclone Design and DIRECTV products and services. In particular, DIRECTV U.S. holds trademark registrations relating to its business, including registrations of the primary "DIRECTV" and Cyclone Design trademarks. In many instances, these trademarks are licensed royalty-free to third

DIRECTV HOLDINGS LLC

parties for use in support of the DIRECTV U.S. business. We actively protect our important patents, trademarks and other intellectual property rights against unauthorized or improper use by third parties.

        DIRECTV, DIRECTV Plus, SuperFan, SUPERCAST, ScoreGuide, DIRECTV Cinema, GameSearch, The 101 Network, and the DIRECTV Cyclone Design are trademarks of The DIRECTV Group, Inc. and/or its related entities. Other trademarks, service marks and trade names appearing in this Annual Report are the property of their respective holders.

ENVIRONMENTAL REGULATION

        We are subject to the requirements of federal, state, local and foreign environmental laws and regulations. These include laws regulating air emissions, water discharge and universal and hazardous waste management activities. We have an environmental management function designed to track, facilitate and support our compliance with these requirements and attempt to maintain compliance with all such requirements. We have made and will continue to make, as necessary, capital and other expenditures to comply with environmental requirements. We do not, however, expect capital or other expenditures for environmental compliance to be material in 2010. In addition, we periodically review environmental stewardship concepts (such as green initiatives and energy conservation strategies) and implement these whenever feasible. Environmental requirements are complex, change frequently and have become more stringent over time. Accordingly, we cannot provide assurance that these requirements will not change or become more stringent in the future in a manner that could have a material adverse effect on our business.

        We are also subject to environmental laws requiring the investigation and cleanup of environmental contamination at facilities we formerly owned or operated or currently own or operate or to which we sent hazardous wastes, including specified universal wastes, for treatment, service, disposal or recycling. We are aware of contamination at one of our former sites. We are in the process of complying with the requirements stipulated by the government agency overseeing the site clean up and have allocated the funds to achieve the decontamination goals.

EMPLOYEES

        As of December 31, 2009, we had approximately 15,900 full-time and 300 part-time employees.

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

        We compete in the MVPD industry against cable television, telcos, and wireless companies and other land-based and satellite-based system operators with service offerings including video, audio and interactive programming, data and other entertainment services and telephony service. Some of these competitors have greater financial, marketing and other resources than we do.

DIRECTV HOLDINGS LLC

        Some cable television operators have large, established customer bases and many cable operators have significant investments in, and access to, programming. According to the National Cable & Telecommunications Association's 2008 Industry Overview, 96% of the 128.6 million U.S. housing units are passed by cable. Of the 128.6 million U.S. housing units, approximately 97.6 million subscribe to an MVPD service and approximately 62% of MVPD subscribers receive their programming from a cable operator. Cable television operators have advantages relative to us, including or as a result of:

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

        In addition, cable television operators have grown their subscriber bases through mergers and acquisitions, and a recent federal appeals court decision invalidating the cap on the number of subscribers a single cable operator may allow them additional avenues for growth. Moreover, mergers, joint ventures and alliances among franchise, wireless or private cable television operators, telcos, broadband service providers and others may result in providers capable of offering bundled television, data and telecommunications services in competition with our services.

        We do not currently offer local channel coverage to markets covering approximately five percent of U.S. television households, which places us at a competitive disadvantage in those markets. We also have been unable to secure certain international programming, due to exclusive arrangements of programming providers with certain competitors, which has constrained our ability to compete for subscribers who wish to obtain such programming. And as discussed below, certain cable-affiliated programmers have withheld their programming from us in certain markets, which has further constrained our ability to compete for subscribers in those markets.

        In the United States, various telcos and broadband service providers have deployed fiber optic lines directly to customers' homes or neighborhoods to deliver video services, which compete with the DIRECTV service. It is uncertain whether we will be able to increase our satellite capacity, offer a significant level of new services in existing markets in which we compete or expand to additional markets as may be necessary to compete effectively. Some of these various telcos and broadband service providers also sell the DIRECTV service as part of a bundle with their voice and data services. A new broadly-deployed network with the capability of providing video, voice and data services could present a significant competitive challenge and, in the case of the telcos currently selling the DIRECTV service, could result in such companies focusing less effort and resources selling the DIRECTV service or declining to sell it at all. We may be unable to develop other distribution methods to make up for lost sales through the telcos.

        As a result of these and other factors, we may not be able to continue to expand our subscriber base or compete effectively against cable television or other MVPD operators in the future.

Emerging digital media competition could materially adversely affect us.

        Our business is focused on television, and we face emerging competition from other providers of digital media, some of which have greater financial, marketing and other resources than we do. In

DIRECTV HOLDINGS LLC

particular, programming offered over the Internet has become more prevalent as broadband networks have improved their speed and quality of service. Significant changes in consumer behavior with regard to the means by which they obtain video entertainment and information in response to this emerging digital media competition could materially adversely affect our revenues and earnings or otherwise disrupt our business.

We depend on others to produce programming and programming costs are increasing.

        We depend on third parties to provide us with almost all of our programming services, including third parties who are our affiliates and third parties controlled by competitors. As discussed below, a limited number of cable-affiliated programmers have in the past denied us access to their programming. Our ability to compete successfully will depend on our ability to continue to obtain desirable programming and deliver it to our subscribers at competitive prices. Our programming agreements generally have remaining terms ranging from less than one to up to ten years and contain various renewal and cancellation provisions. We may not be able to renew these agreements on favorable terms, or at all, or these agreements may be canceled prior to expiration of their original terms. If we are unable to renew any of these agreements or the other parties cancel the agreements, we may not be able to obtain substitute programming, or if we are able to obtain such substitute programming, it may not be comparable in quality or cost to our existing programming.

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

DIRECTV HOLDINGS LLC

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

        Our business may be affected by factors in the United States that are beyond our control, such as downturns in economic activity, or in the MVPD industry. Factors such as interest rates and the health of the housing market may impact our business. A substantial portion of our revenues comes from residential customers whose spending patterns may be affected by prevailing economic conditions. Our market share in multiple dwelling units such as apartment buildings is lower than that of many of our competitors. If unemployment and foreclosures of single family residences increase, our earnings and financial performance could be negatively affected more than those of our competitors. In addition, if our customers seek alternative means to obtain video entertainment, they may choose to purchase fewer services from us. Due to the economic and competitive environment, we may need to spend more to acquire and retain customers who in turn spend less on our services. If our average monthly revenue per subscriber, or ARPU, decreases, our margins could become compressed and the long term value of a customer would then decrease. The weak economy may affect our net subscriber additions and reduce subscriber spending and, if these economic conditions continue or deteriorate further, our subscriber growth could decline and our churn rate could increase which would have a material adverse effect on our earnings and financial performance.

Our ability to keep pace with technological developments is uncertain.

        In the video industry, changes occur rapidly as new technologies are developed, which could cause our services and products that deliver our services to become obsolete. We may not be able to keep pace with technological developments. If the new technologies on which we intend to focus our investments fail to achieve acceptance in the marketplace or our technology does not work and requires significant cost to replace or fix, we could suffer a material adverse effect on our future competitive position, which could cause a reduction in our revenues and earnings. For example, our competitors could be the first to obtain proprietary technologies that are perceived by the market as being superior. Further, after incurring substantial costs, one or more of the technologies under development by us or any of our strategic partners could become obsolete prior to its introduction.

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

DIRECTV HOLDINGS LLC

        New technologies could also create new competitors for us. Entities such as telcos are supporting digital video delivery over existing telephone lines and building out fiber optic lines to enhance their capabilities to deliver programming services. Satellite operators such as SES have begun offering turn-key packages of digital programming on a wholesale basis for distribution by rural telcos. In addition, programming services offered over the Internet have become more prevalent as broadband networks have improved their speed and quality of service. We may not be able to compete successfully with new entrants in the market for video services.

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

        See "Legal Proceedings—Intellectual Property Litigation" in Part I, Item 3 of this Annual Report.

DIRECTV HOLDINGS LLC

John C. Malone has significant influence over actions requiring stockholder approval and his interests may differ from ours.

        The Chairman of our Parent's Board of Directors, John Malone, is also Chairman and Chief Executive of Liberty Media, Chairman of Liberty Global, Inc., and owns significant voting interests in each of DIRECTV, Liberty Media, Liberty Global, and Discovery Communications, Inc. Mr. Malone, his wife and certain trusts for the benefit of their children own shares of DIRECTV common stock, which represent approximately 24.3% of the total voting power of the outstanding shares of DIRECTV as of December 31, 2009. DIRECTV has two classes of common stock, the Class A common stock entitling holders to one vote per share and the Class B common stock entitling holders to 15 votes per share. The shares of DIRECTV Class B common stock also have certain limited consent rights with respect to certain share distributions and certain amendments to the DIRECTV Amended and Restated Certificate of Incorporation. By virtue of such rights as well as Mr. Malone's position as DIRECTV's Chairman, Mr. Malone may have significant influence over the outcome of any corporate transaction or other matters submitted to DIRECTV stockholders for approval, including the election of directors, mergers, consolidations and the sale of all or substantially all of DIRECTV's assets.

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

        Satellites are subject to significant operational risks relating to launch and while in orbit. Launch and operational risks include launch failure, incorrect orbital placement or improper commercial operation. Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take up to 36 months, and obtain other launch opportunities. We estimate the overall historical loss rate for all launches of commercial satellites in the last seven years to be approximately 5% but it may be higher. Any significant delays or failures in successfully launching and deploying our satellites could materially adversely affect our ability to generate revenues. While we have traditionally purchased insurance covering the launch and, in limited cases, operation of our satellites, such policies typically cover the loss of the satellite itself or a portion thereof, and not the business interruption or other associated direct and indirect costs. For example, we

DIRECTV HOLDINGS LLC

purchased launch insurance covering a portion of our DIRECTV 12 satellite, which we launched at the end of 2009, and launch vehicle costs in the event of a total loss of the satellite prior to separation from the launch vehicle, but did not purchase in-orbit insurance for it.

        In-orbit risks include malfunctions, commonly referred to as anomalies, and collisions with meteoroids, other spacecraft or other space debris. Anomalies occur as a result of various factors, such as satellite manufacturing errors, problems with the power systems or control systems of the satellites and general failures resulting from operating satellites in the harsh space environment. We work closely with our satellite manufacturers to determine and eliminate the potential causes of anomalies in new satellites and provide for redundancies of critical components in the satellites as well as having backup satellite capacity. However, we cannot assure you that we will not experience anomalies in the future, nor can we assure you that our backup satellite capacity will be sufficient for our business purposes. Any single anomaly or series of anomalies could materially adversely affect our operations and revenues and our relationships with our subscribers, as well as our ability to attract new subscribers for our services. Anomalies may also reduce the expected useful life of a satellite, thereby creating additional expenses due to the need to provide replacement or backup satellites and potentially reducing revenues if service is interrupted. Finally, the occurrence of anomalies may materially adversely affect our ability to insure our satellites at commercially reasonable premiums, if at all. While some anomalies are currently covered by existing insurance policies, others are not now covered or may not be covered in the future.

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

        In the event of a failure or loss of any of our satellites, we may relocate another satellite and use it as a replacement for the failed or lost satellite. In the event of a complete satellite failure, our services provided via that satellite could be unavailable for several days or longer while backup in-orbit satellites are repositioned and services are moved. We are not insured for any resultant lost revenues. The use of backup satellite capacity for our programming may require us to discontinue some programming services due to potentially reduced capacity on the backup satellite. Any relocation of our satellites would require prior FCC approval and, among other things, a demonstration to the FCC that the replacement satellite would not cause additional interference compared to the failed or lost satellite. Such FCC approval may not be obtained. We believe we have or will have in 2010, in-orbit satellite capacity to expeditiously recover transmission of most our programming in the event one of

DIRECTV HOLDINGS LLC

our in-orbit satellites fails. However, programming continuity cannot be assured in the event of multiple satellite losses.

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

        Any launch vehicle failure, or loss or destruction of any of our satellites, even if insured, could have a material adverse effect on our financial condition and results of operations, our ability to comply with FCC regulatory obligations and our ability to fund the construction or acquisition of replacement satellites in a timely fashion, or at all. At December 31, 2009, the net book value of in-orbit satellites was $1,516 million, none of which was insured.

We depend on the Communications Act for access to cable-affiliated programming and changes impacting that access could materially adversely affect us.

        We purchase a substantial percentage of our programming from programmers that are affiliated with cable system operators, including key regional sports networks, or RSNs. Currently, under certain provisions of the Communications Act governing access to programming, cable-affiliated programmers generally must sell and deliver their programming services to all MVPDs on non-discriminatory terms and conditions. The Communications Act and the FCC rules also prohibit certain types of exclusive programming contracts involving programming from cable-affiliated programmers.

        Any change in the Communications Act or the FCC's rules that would permit programmers that are affiliated with cable system operators to refuse to provide such programming or to impose discriminatory terms or conditions could materially adversely affect our ability to acquire programming on a cost-effective basis, or at all. The Communications Act prohibitions on certain cable industry exclusive contracting practices with cable-affiliated programmers were extended by the FCC through October 2012, though it is currently considering proposals that could shorten the term of this extension if a cable operator could show that competition from new entrant MVPDs had reached a sufficient penetration level in the relevant marketing area.

        In addition, certain cable providers have denied us and other MVPDs access to a limited number of channels created by programmers with which the cable providers are affiliated. In other cases, such programmers have denied MVPDs high definition feeds of such programming. The cable providers have asserted that they are not required to provide such programming (or resolution) due to the manner in which that programming is distributed, which they argue is not covered by the program access provisions of the Communications Act. The FCC recently adopted new rules under which such programming would also be subject to certain non-exclusivity and non-discrimination requirements. These rules have not yet gone into effect, and likely will be challenged in court. In addition, they will

DIRECTV HOLDINGS LLC

require a further evidentiary showing by an MVPD seeking access to such programming. If these new rules are successfully challenged in court or we cannot make the required evidentiary showing, we may continue to be precluded from obtaining such programming, which in turn could materially adversely affect our ability to compete in regions serviced by those cable providers. Although the FCC also addressed some of these issues in a limited fashion by placing access conditions on certain regional sports networks affiliated with Time Warner Cable, Inc. and Comcast Corporation, it is not clear that we will be able to assure continued access to this programming on fair and nondiscriminatory terms.

        DIRECTV itself is subject to similar restrictions with respect to certain programmers affiliated with us. The FCC imposed a number of conditions on its approval of Liberty Media's acquisition of News Corporation's interest in DIRECTV in 2007. Among other things, those conditions require DIRECTV to offer national and regional programming services it controls to all MVPDs on non-exclusive and non-discriminatory terms and conditions, and prohibits DIRECTV from entering into exclusive arrangements with affiliated programmers or unduly influencing such programmers in their dealings with other MVPDs. The conditions also require DIRECTV to engage in "baseball style" arbitration if elected by an MVPD where the parties cannot agree on terms and conditions for carriage of RSN programming owned, managed or controlled by DIRECTV. This condition currently applies to the three RSNs DIRECTV acquired from Liberty Media in 2009.

Changes to and implementation of statutory copyright license requirements may negatively affect our ability to deliver local and distant broadcast stations, as well as other aspects of our business.

        We carry the signals of distant broadcast stations pursuant to statutory copyright licenses contained in the Satellite Home Viewer Improvement Act (SHVIA) and its successors, including the Satellite Home Viewer Extension and Reauthorization Act of 2004 (SHVERA). Critical provisions of SHVERA related to distant signals were due to expire at the end of 2009, but Congress has extended that deadline to February 28, 2010. Expiration of or changes to SHVERA, the FCC's interpretation, implementation and enforcement of provisions of SHVIA and SHVERA, as well as judicial decisions interpreting and enforcing these laws, could hamper our ability to retransmit distant network and superstation signals, reduce the number of our existing or future subscribers that can qualify for receipt of these signals, impose costs on us in connection with the process of complying with the rules, or subject us to fines, monetary damages or injunctions.

        SHVERA, related laws, and FCC implementing rules also govern our provision of local broadcast signals. While those provisions of SHVERA do not expire on February 28, 2010, they may be changed by Congress. Such changes could limit our ability to deliver local broadcast signals. More generally, we have limited capacity, and the projected number of markets in which we can deliver local broadcast programming will continue to be constrained because of SHVERA's "carry-one, carry-all" requirement and may be reduced depending on changes to that requirement, the FCC's interpretation of its rules in pending and future rulemaking and complaint proceedings, as well as judicial decisions interpreting must carry requirements. We may not be able to comply with these must carry rules, or compliance may mean that we are not able to use capacity that could otherwise be used for new or additional local or national programming services. In addition, the FCC has issued an increasing obligation for carriage of local digital broadcast transmissions in HD format. We may be unable to comply with this requirement in markets where we currently carry such signals without ceasing HD local service entirely in some markets, and would be precluded from launching additional markets currently planned.

        In addition, the FCC has adopted rules requiring us to negotiate in good faith with broadcast stations seeking carriage outside of the mandatory carriage regime described elsewhere. The rules for "retransmission consent" negotiations, which are similar to those that have applied to broadcast stations for years, require us to comply with certain indicia of good faith negotiation, as well as to

DIRECTV HOLDINGS LLC

demonstrate good faith under a "totality of the circumstances" test. Failure to comply with these rules could subject us to administrative sanctions and other penalties.

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

        We have undertaken various initiatives with respect to our conditional access system to further enhance the security of the DIRECTV signal. To help combat signal theft, we provide our subscribers with more advanced access cards that we believe significantly enhance the security of our signal. Currently, we believe these access cards have not been compromised. However, we cannot guarantee that those advanced access cards will prevent the theft of our satellite programming signals in the future. Furthermore, there can be no assurance that we will succeed in developing the technology we need to effectively restrict or eliminate signal theft. If our current access cards are compromised, our revenue and our ability to contract for video and audio services provided by programmers could be materially adversely affected. In addition, our operating costs could increase if we attempt to implement additional measures to combat signal theft.

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

        In certain cases, satellite system operators are obligated by governmental regulation and procedures of the ITU to coordinate the operation of their systems with other users of the radio spectrum in order to avoid causing interference to those other users. Coordination may require a satellite system operator to reduce power, avoid operating on certain frequencies, relocate its satellite to another orbital location and/or otherwise modify planned or existing operations. For example, the FCC has conditionally granted Spectrum Five authority to provide DBS service using frequencies assigned to it by the Government of the Netherlands from an orbital slot located halfway between slots at which we currently operate. Other operators have filed similar requests. We believe this closer proximity, if ultimately implemented, would significantly increase the risk of interference which could adversely affect the quality of service provided to our subscribers. We may not be able to successfully coordinate our satellites to the extent we are required to do so, and any modifications we make in the course of coordination, or any inability to successfully coordinate, may materially adversely affect our ability to generate revenue. In addition, the FCC is currently conducting a rulemaking proceeding to consider, among other things, the adoption of operating parameters under which such "tweener" systems would be automatically deemed coordinated.

DIRECTV HOLDINGS LLC

        Other regulatory risks include, among others:

  •
  the relocation of satellites to different orbital locations if the FCC determines that relocation is in the public interest;

  •
  the denial by the FCC of an application to replace an existing satellite with a new satellite, or to operate a satellite beyond the term of its current authorization, or to operate an earth station to communicate with such satellite;

  •
  the loss of authorizations to operate satellites on certain frequencies at certain locations if we do not construct, launch and operate satellites for those locations by certain dates; and

  •
  the authorization by the United States or foreign governments of the use of frequencies by third party satellite or terrestrial facilities that have the potential to interfere with communication to or from our satellites, which could interfere with our contractual obligations or services to subscribers or other business operations.

        All of our FCC satellite authorizations are subject to conditions imposed by the FCC in addition to the FCC's general authority to modify, cancel or revoke those authorizations. Use of FCC licenses and other authorizations are often subject to conditions, including technical requirements and implementation deadlines. Failure to comply with such requirements, or comply in a timely manner, could lead to the loss of authorizations and could have a material adverse effect on our ability to generate revenue. For example, loss of an authorization could potentially reduce the amount of programming and other services available to our subscribers. The materiality of such a loss of authorization would vary based upon, among other things, the orbital location at which the frequencies may be used.

        Moreover, some of our authorizations and future applications may be subject to petitions and oppositions, and there can be no assurance that our authorizations will not be canceled, revoked or modified or that our applications will not be denied. Moreover, the FCC has adopted new rules for licensing satellites that may limit our ability to file applications and secure licenses in the future.

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

        We have a number of insourced call centers and installation service providers to handle customer service calls, installations and repairs. We may not be as efficient or effective as our outsourced providers resulting in higher costs. Also, there is a risk that our customer satisfaction could be impacted, which may lead to higher subscriber churn and an inability to attract new subscribers. In addition, our outsourced providers could encounter financial difficulties, which may disrupt our ability to make installation service calls or to provide a level of customer service we expect, and which also may lead to higher subscriber churn and an inability to attract new subscribers.

We have significant debt.

        We have debt totaling $6.8 billion as of December 31, 2009. If we do not have sufficient income or other sources of cash, it could affect our ability to service debt and pay other obligations.

DIRECTV HOLDINGS LLC

We face risks arising from possible union legislation in the United States.

        There is a possibility that the proposed Employee Free Choice Act, or EFCA, may be enacted. The EFCA, also referred to as the "card check" bill, if passed in its current form could significantly change the nature of labor relations in the United States, specifically, how union elections and contract negotiations are conducted. With respect to our owned and operated home service provider installation business, it would be easier for unions to win elections and we could face arbitrator-imposed labor scheduling, costs and standards. Therefore, the EFCA could impose more labor relations requirements and union activity on our business, thereby potentially increasing our costs, and could have a material adverse effect on our overall competitive position. Currently, neither we nor most of our outsourced home service provider installation vendors have any unions.

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

We may have a significant indemnity obligation to Liberty Media, which is not limited in amount or subject to any cap, if parts of the merger transactions are treated as a taxable transaction.

        Despite obtaining a private letter ruling from the IRS and an opinion of legal counsel to the effect that parts of the merger transactions with Liberty Media qualified as a tax-free distribution for U.S. federal income tax purposes, the continuing validity of such ruling and opinion is subject to the accuracy of factual representations and certain assumptions. Any inaccuracy in such representations could invalidate the ruling or failure to comply with any undertakings made in connection with such tax opinion, could alter the conclusions reached in such opinion. Even if parts of the merger transactions otherwise qualify for tax-free treatment, it would result in a significant U.S. federal income tax liability to Liberty Media if one or more persons acquire a 50% or greater interest in the DIRECTV common stock as part of a plan or series of related transactions that includes the merger transactions within a certain time frame. The process for determining whether an acquisition is part of a plan under these rules is complex, inherently factual and subject to interpretation of the facts and circumstances of a particular case. Liberty Media or DIRECTV might inadvertently cause or permit a prohibited change in the ownership of DIRECTV to occur, thereby triggering a tax liability to Liberty Media.

        In addition, Liberty Media entered into a tax matters agreement with News Corporation in connection with the News/Liberty transaction in 2008, pursuant to which Liberty Media agreed, among other things, to indemnify News Corporation and certain related persons for taxes resulting from actions taken by Liberty Media or its affiliates that cause the News/Liberty transaction (or related restructuring transactions) not to qualify as tax-free transactions. Liberty Media's indemnification obligations to News Corporation and certain related persons are not limited in amount or subject to any cap.

        Under a Tax Sharing Agreement between Liberty Media and our parent, DIRECTV is obligated to indemnify Liberty Media and certain related persons for any losses and taxes resulting from the failure of the merger transactions to be tax-free transactions in certain circumstances and from any losses resulting from Liberty Media's indemnity obligations to News Corporation under the tax matters agreement between News Corporation and Liberty. If DIRECTV is required to indemnify Liberty

DIRECTV HOLDINGS LLC

Media or certain related persons under the circumstances set forth in the Tax Sharing Agreement, we may be subject to substantial liabilities not limited in amount or subject to any cap. In such a circumstance, we may be required to make payments or dividends to satisfy such liabilities that could either breach covenants in our credit facilities and bond indentures or require additional or accelerated payments, which could materially adversely affect our financial position and short term operating results.

We may be required to forgo certain transactions in order to avoid the risk of incurring significant tax-related liabilities.

        We might be required to forgo certain transactions that might have otherwise been advantageous in order to preserve the tax-free treatment of the News/Liberty transaction. In particular, we might be required to forgo certain transactions, including asset dispositions or other strategic transactions for some period of time following the Liberty Transaction so as not to trigger any liability under the tax indemnification obligations.

We face risks arising from the outcome of various legal proceedings.

        We are involved in various legal proceedings, including those arising in the ordinary course of business and those described under the caption "Legal Proceedings" in Item 3. Such matters include investigations and legal actions by state attorneys general where regulators may seek monetary damages and may also seek to require or prohibit certain actions by the Company with regard to its current or potential customers. While we do not believe that any of these proceedings alone or in the aggregate will have a material effect on our consolidated financial position, an adverse outcome in one or more of these matters or the imposition of conditions by regulators on the conduct of our business could be material to our consolidated results of operations and cash flows for any one period. Further, no assurance can be given that any adverse outcome would not be material to our consolidated financial position.

We may face other risks described from time to time in periodic reports filed by us with the SEC.

        We urge you to consider the above risk factors carefully in evaluating forward-looking statements contained in this Annual Report. The forward-looking statements included in this Annual Report are made only as of the date of this Annual Report and we undertake no obligation to publicly update these forward- looking statements to reflect subsequent events or circumstances.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

***

ITEM 2.    PROPERTIES

        As of December 31, 2009, we had approximately 190 owned and leased locations operating in the United States. The major locations include eight administrative offices, two broadcast centers and six call centers.

***

DIRECTV HOLDINGS LLC

ITEM 3.    LEGAL PROCEEDINGS

        (a)   Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we became or were a party during the year ended December 31, 2009 or subsequent thereto, but before the filing of the report, are summarized below:

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

        Finisar Corporation.    As previously reported, we were successful in 2008 getting the jury verdict in the Finisar case vacated on appeal. The original verdict found the patent to be valid and willfully infringed, and the jury awarded approximately $79 million in damages. The trial court increased the damages award by $25 million because of the jury finding of willful infringement and awarded pre-judgment interest of $13 million. DIRECTV was also ordered to pay into escrow $1.60 per new set-top receiver manufactured for use with the DIRECTV system beginning June 17, 2006 and continuing until the patent expires in 2012 or was otherwise found to be invalid. On April 18, 2008, the Court of Appeals reversed the verdict of the district court in part, vacated the findings of infringement, and remanded for further proceedings on the remaining issues finding that the district court had applied erroneous interpretations of certain terms of the claims. On remand, we sought and obtained summary judgment on the invalidity of all remaining claims, and the case against DIRECTV was dismissed on May 19, 2009. Finisar filed a Notice of Appeal with the Fifth Circuit Court of Appeals, and oral argument on the appeal was held on January 6, 2010. On January 8, 2010, the Court of Appeals affirmed per curiam the grant of summary judgment on all claims. This case is now resolved and there will be no further proceedings in this matter.

        Early Cancellation Fees.    In 2008, a number of plaintiffs filed putative class action lawsuits in state and federal courts challenging the early cancellation fees we assess our customers when they do not fulfill their programming commitments. Several of these lawsuits are pending—some in California state court purporting to represent statewide classes, and some in federal courts purporting to represent nationwide classes. The lawsuits seek both monetary and injunctive relief. While the theories of liability vary, the lawsuits generally challenge these fees under state consumer protection laws as both unfair and inadequately disclosed to customers. Each of the lawsuits is at an early stage. Where possible, we are moving to compel these cases to arbitration in accordance with our Customer Agreement, but in states such as California where the enforceability of the arbitration provision is limited, we intend to defend against these allegations in court. We believe that our early cancellation fees are adequately disclosed, and represent reasonable estimates of the costs we incur when customers cancel service before fulfilling their programming commitments.

        From time to time, we receive investigative inquiries or subpoenas from state authorities with respect to alleged violations of state statutes. These inquiries may lead to legal proceedings in some cases. Currently, DIRECTV U.S. is the subject of an investigation by a multistate group of state attorneys general regarding alleged violations of their respective state consumer protection statutes. The state of Washington, originally a part of the multistate group, filed an action in Washington state

DIRECTV HOLDINGS LLC

court in December 2009 seeking injunctive relief and civil penalties of up to $2,000 per violation of Washington's Consumer Protection Act. The multistate investigation and the Washington lawsuit allege a variety of purported violations of the statutes, but primarily allege that we do not adequately disclose the terms and conditions of consumer offers, including subscriber commitments and early cancellation fees. We are cooperating with the multistate group by providing information about our sales and marketing practices and customer complaints. We are defending the Washington lawsuit.

        Other.    We are subject to other legal proceedings and claims that arise in the ordinary course of our business. The amount of ultimate liability with respect to such actions is not expected to materially affect our financial position, results of operations or liquidity.

        (b)   The following previously reported legal proceedings were terminated during the fourth quarter ended December 31, 2009: None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

***

DIRECTV HOLDINGS LLC

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        All of DIRECTV Holdings LLC's equity is indirectly owned by DIRECTV. All of DIRECTV Financing Co., Inc.'s common equity is owned by DIRECTV Holdings LLC. There is no established public trading market for our equity. Dividends on equity will be paid when and if declared by our Boards of Directors. None of our equity is subject to outstanding options or warrants.

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

  •
  Critical Accounting Estimates

  •
  Accounting Changes and New Accounting Pronouncements

  •
  Security Ratings

DIRECTV HOLDINGS LLC

SUMMARY RESULTS OF OPERATIONS AND FINANCIAL CONDITION

	Years Ended December 31,
	2009	2008	2007
	(Dollars in Millions)
Consolidated Statements of Operations Data:
Revenues	$18,671	$17,310	$15,527
Total operating costs and expenses	16,261	14,980	13,125

Operating profit	2,410	2,330	2,402
Interest income	4	37	69
Interest expense	(348)	(315)	(216)
Other, net	(17)	5	(5)

Income before income taxes	2,049	2,057	2,250
Income tax expense	(794)	(807)	(891)

Net income	$1,255	$1,250	$1,359

	December 31,
	2009	2008
	(Dollars in Millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,716	$1,149
Total current assets	3,560	2,946
Total assets	12,408	12,546
Total current liabilities	3,388	3,006
Long-term debt	6,500	5,725
Total owner's equity	1,451	2,647

DIRECTV HOLDINGS LLC

	Years Ended December 31,
	2009	2008	2007
	(Dollars in Millions)
Other Data:
Operating profit before depreciation and amortization(1)
Operating profit	$2,410	$2,330	$2,402
Add: Depreciation and amortization expense	2,275	2,061	1,448

Operating profit before depreciation and amortization	$4,685	$4,391	$3,850

Operating profit before depreciation and amortization margin	25.1%	25.4%	24.8%
Cash flow information
Net cash provided by operating activities	$3,691	$3,277	$2,909
Net cash used in investing activities	(1,496)	(1,857)	(2,335)
Net cash used in financing activities	(1,628)	(1,073)	(1,128)
Free cash flow(2)
Net cash provided by operating activities	$3,691	$3,277	$2,909
Less: Cash paid for property and equipment	(443)	(501)	(621)
Less: Cash paid for subscriber leased equipment—subscriber acquisitions	(564)	(599)	(762)
Less: Cash paid for subscriber leased equipment—upgrade and retention	(419)	(537)	(774)
Less: Cash paid for satellites	(59)	(128)	(169)

Free cash flow	$2,206	$1,512	$583

Reference should be made to the notes to the Consolidated Financial Statements.

(1)
Operating profit before depreciation and amortization, which is a financial measure that is not determined in accordance with accounting principles generally accepted in the United States of America, or GAAP, can be calculated by adding amounts under the caption "Depreciation and amortization expense" to "Operating profit." This measure should be used in conjunction with GAAP financial measures and is not presented as an alternative measure of operating results, as determined in accordance with GAAP. Our management and DIRECTV use operating profit before depreciation and amortization to evaluate the operating performance of our company and our business segments and to allocate resources and capital to business segments. This metric is also used as a measure of performance for incentive compensation purposes and to measure income generated from operations that could be used to fund capital expenditures, service debt or pay taxes. Depreciation and amortization expense primarily represents an allocation to current expense of the cost of historical capital expenditures and for acquired intangible assets resulting from prior business acquisitions. To compensate for the exclusion of depreciation and amortization expense from operating profit, our management and DIRECTV separately measure and budget for capital expenditures and business acquisitions.

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

DIRECTV HOLDINGS LLC

(2)
Free cash flow, which is a financial measure that is not determined in accordance with GAAP, can be calculated by deducting amounts under the captions "Cash paid for property and equipment," "Cash paid for subscriber leased equipment—subscriber acquisitions," "Cash paid for subscriber leased equipment—upgrade and retention" and "Cash paid for satellites" from "Net cash provided by operating activities" from the Consolidated Statements of Cash Flows. This financial measure should be used in conjunction with other GAAP financial measures and is not presented as an alternative measure of cash flows from operating activities, as determined in accordance with GAAP. Our management and DIRECTV use free cash flow to evaluate the cash generated by our current subscriber base, net of capital expenditures, for the purpose of allocating resources to activities such as adding new subscribers, retaining and upgrading existing subscribers, for additional capital expenditures and other capital investments or transactions and as a measure of performance for incentive compensation purposes. We believe this measure is useful to investors, along with other GAAP measures (such as cash flows from operating and investing activities), to compare our operating performance to other communications, entertainment and media companies. We believe that investors also use current and projected free cash flow to determine the ability of revenues from our current and projected subscriber base to fund required and discretionary spending and to help determine our financial value.

SIGNIFICANT TRANSACTIONS AFFECTING THE COMPARABILITY OF THE RESULTS OF OPERATIONS

Acquisitions

        180 Connect.    In July 2008, we acquired 100% of 180 Connect's outstanding common stock and exchangeable shares. Simultaneously, in a separate transaction, UniTek USA, LLC acquired 100% of 180 Connect's cable service operating unit and operations in certain of our installation services markets in exchange for satellite installation operations in certain markets and $7 million in cash. These transactions provide us with control over a significant portion of our home service provider network. We paid $91 million in cash, net of the $7 million we received from UniTek USA, for the acquisition, including the equity purchase price, repayment of assumed debt and related transaction costs.

Other Developments

        In addition to the item described above, the following items had a significant effect on the comparability of our operating results and financial position as of and for the years ended December 31, 2009, 2008 and 2007:

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

        The following table sets forth the amount of set-top receivers we capitalized, and depreciation expense we recorded under the lease program for the years ended December 31:

	2009	2008	2007
	(Dollars in Millions)
Capitalized subscriber leased equipment:
Cash paid for subscriber leased equipment—subscriber acquisitions	$564	$599	$762
Cash paid for subscriber leased equipment—upgrade and retention	419	537	774

Total subscriber leased equipment capitalized	$983	$1,136	$1,536

Depreciation expense—subscriber leased equipment	$1,333	$1,100	$645

DIRECTV HOLDINGS LLC

        Financing Transactions.    On September 22, 2009, we issued $1 billion in five year 4.750% senior notes due in 2014 at a 0.3% discount resulting in $997 million of proceeds. We also issued $1 billion in 10 year 5.875% senior notes due in 2019 at a 0.7% discount resulting in $993 million of proceeds.

        On September 22, 2009, we purchased, pursuant to a tender offer, $583 million of our then outstanding $910 million 8.375% senior notes at a price of 103.125% plus accrued and unpaid interest, for a total of $603 million. On September 23, 2009, we exercised its right to redeem the remaining $327 million of the 8.375% senior notes at a price of 102.792% plus accrued and unpaid interest. We redeemed the remaining 8.375% senior notes on October 23, 2009 for a total of $339 million.

        The purchase of our 8.375% senior notes resulted in a 2009 pre-tax charge of $34 million, $21 million after tax, of which $29 million resulted from the premium paid for redemption of our 8.375% senior notes and $5 million resulted from the write-off of deferred debt issuance costs and other transaction costs. The charge was recorded in "Other, net" in our Consolidated Statements of Operations.

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

        Broadcast Programming and Other    These costs primarily include license fees for subscription service programming, pay-per-view programming, live sports and other events. Other costs include expenses associated with the publication and distribution of our programming guide, continuing service fees paid to third parties for active subscribers, warranty service costs and production costs for on-air advertisements we sell to third parties.Subscriber Service Expenses. Subscriber service expenses include the costs of customer call centers, billing, remittance processing and certain home services expenses, such as in-home repair costs.

        Broadcast Operations Expenses.    These expenses include broadcast center operating costs, signal transmission expenses (including costs of collecting signals for our local channel offerings), and costs of monitoring, maintaining and insuring our satellites. Also included are engineering expenses associated with deterring theft of our signal.

        Subscriber Acquisition Costs.    These costs include the cost of set-top receivers and other equipment, commissions we pay to national retailers, independent satellite television retailers, dealers, telcos, and the cost of installation, advertising, marketing and customer call center expenses associated with the acquisition of new subscribers. Set-top receivers leased to new subscribers are capitalized in "Property and equipment, net" in the Consolidated Balance Sheets and depreciated over their useful lives. The amount of set-top receivers capitalized each period for subscriber acquisitions is included in

DIRECTV HOLDINGS LLC

"Cash paid for subscriber leased equipment- subscriber acquisitions" in the Consolidated Statements of Cash Flows.

        Upgrade and Retention Costs.    Upgrade and retention costs are associated with upgrade efforts for existing subscribers that we believe will result in higher average monthly revenue per subscriber, or ARPU, and lower churn. Our upgrade efforts include subscriber equipment upgrade programs for DVR, HD and HD DVR receivers and local channels, our multiple set-top receiver offer and similar initiatives. Retention costs also include the costs of installing and providing hardware under our movers program for subscribers relocating to a new residence. Set-top receivers leased to existing subscribers under upgrade and retention programs are capitalized in "Property and equipment, net" in the Consolidated Balance Sheets and depreciated over their useful lives. The amount of set-top receivers capitalized each period for upgrade and retention programs is included in "Cash paid for subscriber leased equipment- upgrade and retention" in the Consolidated Statements of Cash Flows.

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

EXECUTIVE OVERVIEW AND OUTLOOK

        The United States is continuing to undergo a period of substantial economic uncertainty. As discussed in "Competition" in Item 1, in addition to cable and satellite system operators, we are experiencing increasing competition from telcos and other emerging digital media distribution providers. A more severe downturn in economic activity or further competitive pressures could have a detrimental impact on our forecasted revenue, operating margins, net subscriber additions, free cash

DIRECTV HOLDINGS LLC

flow and net income. Please refer to "Risk Factors" in Item 1A for a further discussion of risks which may affect forecasted results or our business generally.

        Our revenue growth is generated by both increases in the average monthly rates we earn from subscribers, or ARPU, and increases in the total number of subscribers. In 2010, we expect revenue growth in the mid-to-high single digit percentage range. We anticipate higher ARPU growth in 2010, offset by a reduction in revenue growth from net subscriber additions compared to 2009.

        In 2010, as a result of the anticipated growth in revenues, the economies of scale in our business, and lower gross subscriber additions, we expect operating profit before depreciation and amortization growth in the low-teens percentage range, an anticipated improvement compared to the 6.7% operating profit before depreciation and amortization growth achieved in 2009.

        In 2010, we expect capital expenditures to approximate capital expenditures reported for 2009.

DIRECTV HOLDINGS LLC

Year Ended December 31, 2009 Compared with the Year Ended December 31, 2008

        The following table provides operating results and a summary of key subscriber data:

			Change
	2009	2008	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$18,671	$17,310	$1,361	7.9%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	8,027	7,424	603	8.1%
Subscriber service expenses	1,268	1,139	129	11.3%
Broadcast operations expenses	274	265	9	3.4%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	2,478	2,191	287	13.1%
Upgrade and retention costs	1,045	1,027	18	1.8%
General and administrative expenses	894	873	21	2.4%
Depreciation and amortization expense	2,275	2,061	214	10.4%

Total operating costs and expenses	16,261	14,980	1,281	8.6%

Operating profit	$2,410	$2,330	$80	3.4%

Other data:
Operating profit before depreciation and amortization	$4,685	$4,391	$294	6.7%
Total number of subscribers (000's)(1)	18,560	17,621	939	5.3%
ARPU	$85.48	$83.90	$1.58	1.9%
Average monthly subscriber churn %	1.53%	1.47%	—	4.1%
Gross subscriber additions (000's)	4,273	3,904	369	9.5%
Subscriber disconnections (000's)	3,334	3,043	291	9.6%
Net subscriber additions (000's)	939	861	78	9.1%
Average subscriber acquisition costs—per subscriber (SAC)	$712	$715	$(3)	(0.4)%

(1)
As discussed above in "Key Terminology," during 2008, we had a one-time downward adjustment to our subscriber count of approximately 71,000 subscribers related to commercial equivalent viewing units. This adjustment did not affect our revenue, operating profit, cash flows, net subscriber additions or average monthly subscriber churn.

        Subscribers.    In 2009, gross subscriber additions increased primarily due to more aggressive promotions, marketing of the AT&T/DIRECTV bundle which began in February 2009, higher demand for advanced services and the impact of the transition to digital programming by broadcasters in the first half of 2009. Net subscriber additions increased from 2008 primarily due to the increase in gross additions, partially offset by higher subscriber disconnections due to a higher average monthly churn rate on a larger subscriber base. Average monthly subscriber churn increased primarily due to stricter upgrade and retention policies for existing customers as well as more aggressive competitor promotions combined with a weaker economy.

        Revenues.    Our revenues increased as a result of the larger subscriber base and higher ARPU. The increase in ARPU resulted primarily from price increases on programming packages, higher HD and

DIRECTV HOLDINGS LLC

DVR product penetration, partially offset by more competitive customer promotions, the elimination of satellite lease revenue and lower premium movie package buy rates.

        Operating profit before depreciation and amortization.    The improvement of operating profit before depreciation and amortization was primarily due to the gross profit generated from the higher revenues, partially offset by higher subscriber acquisition costs principally related to the increase in gross subscriber additions.

        Broadcast programming and other costs increased due to the larger number of subscribers in 2009 and annual program supplier rate increases. Subscriber service expenses increased primarily due to a larger subscriber base in 2009 and costs associated with service quality improvement initiatives.

        Subscriber acquisition costs increased primarily due to an increase in gross subscriber additions compared to 2008 and increased marketing and advertising costs. SAC per subscriber, which includes the cost of capitalized set-top receivers, decreased primarily due to lower set-top receiver costs and greater savings related to the increased usage of refurbished set-top receivers through our lease program.

        Upgrade and retention costs increased in 2009 primarily due to the larger subscriber base, partially offset by decreased installation costs and decreased spending on other programs due to stricter spending policies.

        General and administrative expenses increased in 2009 primarily due to increased labor and benefit expense from the increase in headcount within our owned and operated home service provider installation business, partially offset by a $14 million charge in 2008 for the write-off of accounts receivable for equipment and other costs incurred to effect the orderly transition of services from one of our home service providers that ceased operations.

        Operating profit.    The increase in operating profit was primarily due to higher operating profit before depreciation and amortization, partially offset by higher depreciation and amortization expense in 2009 resulting from the capitalization of set-top receivers under the lease program.

        Interest income and expense.    The decrease in interest income to $4 million in 2009 from $37 million in 2008 was due to lower interest rates, partially offset by a higher average cash balance. The increase in interest expense to $348 million in 2009 from $315 million in 2008 was due to an increase in the average debt balance compared to 2008, partially offset by decreased interest rates.

        Income Tax Expense.    We recognized income tax expense of $794 million in 2009 compared to $807 million in 2008. The lower income tax expense in 2009 is primarily attributable to the lower income before income taxes

DIRECTV HOLDINGS LLC

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

        Subscribers.    In 2008, gross subscriber additions increased primarily due to growth in the direct sales and retail distribution channels due in large part to more attractive promotions and higher demand for HD and DVR services, partially offset by the loss of a distribution relationship with BellSouth during the last three quarters of 2008. Average monthly subscriber churn decreased primarily due to increased sales of HD and DVR services as well as from lower involuntary churn associated with the continued effect of stringent credit policies. Net subscriber additions declined slightly from 2007 as the increase in gross additions was offset by higher subscriber disconnections.

        Revenues.    Revenues increased as a result of higher ARPU and the larger subscriber base. The increase in ARPU resulted primarily from price increases on programming packages, higher HD and DVR service fees, and an increase in lease fees due to higher average number of receivers per

DIRECTV HOLDINGS LLC

subscriber, partially offset by more competitive customer promotions and slightly lower upfront equipment fees.

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

        Broadcast programming and other costs increased due to annual program supplier rate increases and the larger number of subscribers in 2008. Subscriber service expenses remained essentially flat with a larger subscriber base in 2008 due to the cost savings from a decline in customer call volume and a lower call handle time. Broadcast operations expense increased in 2008 due primarily to costs to support advanced services, HD enhancements and VOD.

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

LIQUIDITY AND CAPITAL RESOURCES

        Our principal sources of liquidity are our cash, cash equivalents and the cash flow that we generate from our operations. From 2007 to 2009 we experienced significant growth in net cash provided by operating activities and free cash flow. We expect net cash provided by operating activities and free cash flow to continue to grow and believe that our existing cash balances and cash provided by

DIRECTV HOLDINGS LLC

operations will be sufficient to fund our existing business plan. Additionally, as of December 31, 2009, we had the ability to borrow up to $500 million under our existing credit facility, which is available until 2011. Borrowings under this facility may be required to fund strategic investment opportunities should they arise.

        At December 31, 2009, our cash and cash equivalents totaled $1.7 billion compared with $1.1 billion at December 31, 2008.

        As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) was 1.05 at December 31, 2009 and 0.98 at December 31, 2008. Working capital increased by $232 million to $172 million at December 31, 2009 from a working capital deficit of $60 million at December 31, 2008. The increase during the period was mostly due to the increase in our cash and cash equivalent balances resulting from the changes discussed below.

Summary Cash Flow Information

	Years Ended December 31,
	2009	2008	2007
	(Dollars in Millions)
Net cash provided by operating activities	$3,691	$3,277	$2,909
Net cash used in investing activities	(1,496)	(1,857)	(2,335)
Net cash used in financing activities	(1,628)	(1,073)	(1,128)
Free cash flow:
Net cash provided by operating activities	$3,691	$3,277	$2,909
Less: Cash paid for property and equipment	(443)	(501)	(621)
Less: Cash paid for subscriber leased equipment—subscriber acquisitions	(564)	(599)	(762)
Less: Cash paid for subscriber leased equipment—upgrade and retention	(419)	(537)	(774)
Less: Cash paid for satellites	(59)	(128)	(169)

Free cash flow	$2,206	$1,512	$583

Cash Flows Provided By Operating Activities

        The increases in net cash provided by operating activities in 2009 and 2008 were primarily due to our higher operating profit before depreciation and amortization, which resulted from the higher gross profit generated from an increase in revenues and lower payments for income taxes in 2009.

Cash Flows Used In Investing Activities

        During both 2008 and 2009, we experienced a reduction in set-top receiver costs and benefited from the use of refurbished set-top receivers from our lease program, which resulted in a reduction in capital expenditures for property and equipment in 2008 and 2009.

        Also during 2007, 2008 and 2009, we were in the process of constructing three satellites. We have completed and placed two of these satellites into service, which resulted in decreasing satellite capital expenditures over the three year period. We expect to place the last of these satellites in service in the second quarter of 2010. Additionally, our capital expenditures for broadcast facilities and equipment to support our HD programming has decreased from 2007 to 2009 as we have largely completed the build out of the infrastructure necessary to launch HD programming both locally and nationally.

        Additionally, we paid $11 million in 2009 and $97 million in 2008 for investments, net of cash acquired, in various companies. Significant acquisistions are described in Note 12 of the Notes to the

DIRECTV HOLDINGS LLC

Consolidated Financial Statements in Part II, Item 8 of this Annual Report. Our cash spending on investments is discretionary and we may fund strategic investment opportunities should they arise in the future.

Cash Flows Used in Financing Activities

        During 2009, we had $1,990 million of net cash proceeds from the issuance of senior notes which were completed in September 2009. We also repaid $1,018 million of our long-term debt. During 2008, we had $2,490 million of net cash proceeds from the issuance of senior notes and borrowings under our senior secured credit facility which were completed in May 2008 as described in Note 7 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report. Also, we paid cash dividends to our Parent in the amounts of $2,500 million in 2009, $3,400 million in 2008 and $1,050 million in 2007. We have provided $1,500 million in additional dividends to our Parent in 2010 and will likely continue to provide additional dividends to our Parent to fund its cash requirements, including the $3.5 billion share repurchase program announced February 18, 2010 or other distributions to shareholders, or to fund strategic investment opportunities should they arise. We may use available cash and cash equivalents, cash from operations, or incur additional borrowings, which may include borrowings under our $500 million revolving credit facility, to fund such dividends.

Free Cash Flow

        Free cash flow increased from 2007 to 2009 due to an increase in net cash provided by operating activities described above, and the decrease in capital expenditures. The decrease in capital expenditures resulted from lower costs for set-top receivers capitalized under our lease program and lower capital expenditures for satellite and broadcast facilities and equipment to support HD programming.

        During 2010, we expect continued free cash flow growth primarily as a result of the anticipated increase in operating profit before depreciation and amortization.

Debt

        At December 31, 2009, we had $6,808 million in total outstanding borrowings, bearing a weighted average interest rate of 5.2%. Our outstanding borrowings primarily consist of notes payable and amounts borrowed under our senior secured credit facility as more fully described in Note 7 of the Notes to the Consolidated Financial Statements in Item 8, Part II of this Annual Report, which we incorporate herein by reference.

        Our notes payable and senior secured credit facility mature as follows: $308 million in 2010, $108 million in 2011, $20 million in 2012, $1,887 million in 2013, $1,000 million in 2014 and $3,500 million thereafter. These amounts do not reflect potential prepayments that may be required under our senior secured credit facility, which could result from a computation that we are required to make at each year end under the credit agreement. We were not required to make a prepayment for the years ended December 31, 2009 and 2008.

        Covenants and Restrictions.    The senior secured credit facility requires us to comply with certain financial covenants. The senior notes and the senior secured credit facility also include covenants that restrict our ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another entity, (vi) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the credit agreement and senior notes

DIRECTV HOLDINGS LLC

indentures. Our 4.750% and 5.875% senior notes are rated as investment grade and have fewer covenants and restrictions than our other senior notes. Should we fail to comply with these covenants, all or a portion of its borrowings under the senior notes and senior secured credit facility could become immediately payable and its revolving credit facility could be terminated. At December 31, 2009, we were in compliance with all such covenants and we expect to continue to be in compliance with all covenants in 2010.

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

CONTRACTUAL OBLIGATIONS

        The following table sets forth our contractual obligations as of December 31, 2009, including the future periods in which payments are expected. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements in Part II, Item 8 referenced in the table.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in Millions)
Long-term debt obligations (Note 7)(a)	$9,102	$665	$830	$3,473	$4,134
Purchase obligations (Note 13)(b)	8,297	1,671	3,450	2,539	637
Operating lease obligations (Note 13)(c)	232	41	67	46	78
Other long-term liabilities reflected on the Consolidated Balance Sheets under GAAP (Notes 13)(d),(e)	198	104	71	11	12

Total	$17,829	$2,481	$4,418	$6,069	$4,861

(a)
Long-term debt obligations include interest calculated based on the rates in effect at December 31, 2009, however, the obligations do not reflect potential prepayments that may be required under our senior secured credit facility, if any, or permitted under our indentures.

(b)
Purchase obligations consist primarily of broadcast programming commitments, regional professional team rights agreements, service contract commitments and satellite launch contracts. Broadcast programming commitments include guaranteed minimum contractual commitments that are typically based on a flat fee or a minimum number of required subscribers subscribing to the related programming. Actual payments may exceed the minimum payment requirements if the actual number of subscribers subscribing to the related programming exceeds the minimum amounts. Service contract commitments include minimum commitments for the purchase of services that have been outsourced to third parties, such as billing services, telemetry, tracking and control services and broadcast center services. In most cases, actual payments, which are typically based on volume, usually exceed these minimum amounts.

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

(e)
Payments due by period for other long-term liabilities reflected on the Consolidated Balance Sheet under GAAP do not include payments that could be made related to our net unrecognized tax benefits liability, which amounted to $45 million as of December 31, 2009. The timing and amount of any future payments is not reasonably estimable, as such payments are dependent on the completion and resolution of examinations with tax authorities. We do not expect a significant payment related to these obligations within the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

        As of December 31, 2009, we were contingently liable under standby letters of credit and bonds in the aggregate amount of $2 million.

CONTINGENCIES

        For a discussion of "Contingencies", see Note 13 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report, which we incorporate herein by reference.

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

        Multi-Year Programming Contracts for Live Sporting Events.    We charge the cost of multi-year programming contracts for live sporting events with minimum guarantee payments, such as our agreement with the NFL, based on the contractual rates in the contract per season, unless the contractual rates are inconsistent with the relative value of the programming from season to season, in which case we record the expense based on the ratio of each period's sports programming package revenues to the estimated total package revenues to be earned over the contract period. Management evaluates estimated total programming package revenues at least annually. Estimates of forecasted revenues rely on assumptions regarding the number of subscribers to a given sporting events package and the estimated package price throughout the contract. While we base our estimates on past experience and other relevant factors, actual results could differ from our estimates. If actual results were to significantly vary from forecasted amounts, the profit recorded on such contracts in a future period could vary from current rates and the resulting change in profits recorded could be material to our consolidated results of operations.

DIRECTV HOLDINGS LLC

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

        We assess the recoverability of deferred tax assets at each reporting date and where applicable, record a valuation allowance to reduce the total deferred tax asset to an amount that will, more-likely-than-not, be realized in the future. Our assessment includes an analysis of whether deferred tax assets will be realized in the ordinary course of operations based on the available positive and negative evidence, including the scheduling of deferred tax liabilities and forecasted income from operating activities. The underlying assumptions we use in forecasting future taxable income require significant judgment. In the event that actual income from operating activities differs from forecasted amounts, or if we change our estimates of forecasted income from operating activities, we could record additional charges or reduce allowances in order to adjust the carrying value of deferred tax assets to their realizable amount. Such adjustments could be material to our consolidated financial statements.

        In addition, the recognition of a tax benefit for tax positions involves dealing with uncertainties in the application of complex tax regulations. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. We provide for taxes for uncertain tax positions where assessments have not been received. We believe such tax reserves are adequate in relation to the potential for additional assessments. Once established, we adjust these amounts only when more information is available or when an event occurs necessitating a change to the reserves. Future events such as changes in the facts or law, judicial decisions regarding the application of existing law or a favorable audit outcome will result in changes to the amounts provided.

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

        Depreciable Lives of Leased Set-Top Receivers.    We currently lease most set-top receivers provided to new and existing subscribers and therefore capitalize the cost of those set-top receivers. We depreciate capitalized set-top receivers over a three year estimated useful life, which is based on, among other things, management's judgment of the risk of technological obsolescence. Changes in the estimated useful lives of set-top receivers capitalized could result in significant changes to the amounts recorded as depreciation expense. Based on the book value of the set-top receivers capitalized as of December 31, 2009, if we extended the depreciable life of the set-top receivers by one half of a year, it would result in an approximately $200 million reduction in annual depreciation expense.

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

DIRECTV HOLDINGS LLC

risk involved, and other valuation techniques. We determine losses on long-lived assets to be disposed of in a similar manner, except that we reduce the fair value for the cost of disposal. Changes in estimates of future cash flows could result in a write-down of the asset in a future period.

        Valuation of Goodwill and Intangible Assets with Indefinite Lives.    We evaluate the carrying value of goodwill and intangible assets with indefinite lives annually in the fourth quarter or more frequently when events and circumstances change that would more likely than not result in an impairment loss. We completed our annual impairment testing during the fourth quarter of 2009, and determined that there was no impairment of goodwill or intangible assets with indefinite lives. As of December 31, 2009, the fair value of the Company and our intangible assets with indefinite lives significantly exceed their carrying values. See Note 5 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report, which we incorporate herein by reference.

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

SECURITY RATINGS

        Debt ratings by the various rating agencies reflect each agency's opinion of the ability of issuers to repay debt obligations as they come due and expected loss given a default. Ratings in the Baa range for Moody's Investors Service, and the BBB range for Standard & Poor's Ratings Services, or S&P, and the BBB range for Fitch Ratings, generally indicate adequate current protection of interest payments and principal security, with certain protective elements lacking. Ratings in the Ba range for Moody's and the BB range for S&P and Fitch, generally indicate moderate protection of interest and principal payments, potentially outweighed by exposure to uncertainties or adverse conditions. In general, lower ratings result in higher borrowing costs. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization.

        Currently, we have the following security ratings:

	Senior Secured	Senior Unsecured	Corporate	Outlook
Standard & Poor's	BBB-	BBB-	BBB-	Stable
Moody's	Baa2	Ba2	Ba1	Stable
Fitch	BBB	BBB-	BBB-	Stable

***

DIRECTV HOLDINGS LLC

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The following discussion and the estimated amounts generated from the sensitivity analyses referred to below include forward-looking statements of market risk which assume for analytical purposes that certain adverse market conditions may occur. Actual future market conditions may differ materially from such assumptions and the amounts noted below are the result of analyses used for the purpose of assessing possible risks and the mitigation thereof. Accordingly, you should not consider the forward-looking statements as our projections of future events or losses.

  Interest Rate Risk

        We are subject to fluctuating interest rates, which may adversely impact our consolidated results of operations and cash flows. We had outstanding debt of $6,808 million at December 31, 2009, which consisted of fixed rate borrowings of $4,490 million and variable rate borrowings of $2,316 million. As of December 31, 2009, a hypothetical one percentage point increase in interest rates related to our outstanding variable rate debt would have increased our annual interest expense by approximately $23 million.

***

DIRECTV HOLDINGS LLC

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
DIRECTV Holdings LLC
El Segundo, California

        We have audited the accompanying consolidated balance sheets of DIRECTV Holdings LLC (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in owner's equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DIRECTV Holdings LLC at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
February 25, 2010

DIRECTV HOLDINGS LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007
	(Dollars in Millions)
Revenues	$18,671	$17,310	$15,527
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	8,027	7,424	6,681
Subscriber service expenses	1,268	1,139	1,137
Broadcast operations expenses	274	265	216
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	2,478	2,191	1,901
Upgrade and retention costs	1,045	1,027	958
General and administrative expenses	894	873	784
Depreciation and amortization expense	2,275	2,061	1,448

Total operating costs and expenses	16,261	14,980	13,125

Operating profit	2,410	2,330	2,402
Interest income	4	37	69
Interest expense	(348)	(315)	(216)
Other, net	(17)	5	(5)

Income before income taxes	2,049	2,057	2,250
Income tax expense	(794)	(807)	(891)

Net income	$1,255	$1,250	$1,359

        The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(Dollars in Millions)
ASSETS
Current assets
Cash and cash equivalents	$1,716	$1,149
Accounts receivable, net	1,421	1,308
Inventories	200	182
Deferred income taxes	60	46
Prepaid expenses and other	163	261

Total current assets	3,560	2,946
Satellites, net	1,870	1,980
Property and equipment, net	2,998	3,348
Goodwill	3,167	3,189
Intangible assets, net	582	871
Other assets	231	212

Total assets	$12,408	$12,546

LIABILITIES AND OWNER'S EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,727	$2,582
Unearned subscriber revenues and deferred credits	353	316
Current portion of long-term debt	308	108

Total current liabilities	3,388	3,006
Long-term debt	6,500	5,725
Deferred income taxes	559	405
Other liabilities and deferred credits	510	763
Commitments and contingencies
Owner's equity
Capital stock and additional paid-in capital	1,076	2,403
Retained earnings	375	244

Total owner's equity	1,451	2,647

Total liabilities and owner's equity	$12,408	$12,546

        The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CHANGES IN OWNER'S EQUITY

	Capital stock and additional paid-in capital	Retained earnings	Total owner's equity
	(Dollars in Millions)
Balance at January 1, 2007	$3,786	$602	$4,388
Net income		1,359	1,359
Dividend to Parent	(1,050)		(1,050)
Capital contribution from Parent	41		41
Adjustment to initially record cumulative effect of adopting accounting standard for uncertainty in income taxes, net of tax		(3)	(3)
Other	5		5

Balance at December 31, 2007	2,782	1,958	4,740
Net income		1,250	1,250
Dividend to Parent	(436)	(2,964)	(3,400)
Capital contribution from Parent	43		43
Other	14		14

Balance at December 31, 2008	2,403	244	2,647
Net income		1,255	1,255
Dividend to Parent	(1,376)	(1,124)	(2,500)
Capital contribution from Parent	44		44
Other	5		5

Balance at December 31, 2009	$1,076	$375	$1,451

        The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(Dollars in Millions)
Cash Flows From Operating Activities
Net income	$1,255	$1,250	$1,359
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	2,275	2,061	1,448
Amortization of deferred revenues and deferred credits	(48)	(104)	(98)
Share-based compensation expense	44	43	41
Deferred income taxes	229	52	162
Other	20	11	11
Change in other operating assets and liabilities
Accounts receivable, net	(121)	93	(120)
Inventories	(10)	22	(47)
Prepaid expenses and other	98	(109)	3
Accounts payable and accrued liabilities	(76)	(47)	138
Unearned subscriber revenues and deferred credits	33	(4)	60
Other, net	(8)	9	(48)

Net cash provided by operating activities	3,691	3,277	2,909

Cash Flows From Investing Activities
Cash paid for property and equipment	(443)	(501)	(621)
Cash paid for subscriber leased equipment—subscriber acquisitions	(564)	(599)	(762)
Cash paid for subscriber leased equipment—upgrade and retention	(419)	(537)	(774)
Cash paid for satellites	(59)	(128)	(169)
Investment in companies, net of cash acquired	(11)	(97)	—
Other	—	5	(9)

Net cash used in investing activities	(1,496)	(1,857)	(2,335)

Cash Flows From Financing Activities
Cash proceeds from debt issuance	1,990	2,490	—
Debt issuance costs	(14)	(19)	—
Repayment of long-term debt	(1,018)	(53)	(10)
Repayment of other long-term obligations	(90)	(98)	(72)
Cash dividends to Parent	(2,500)	(3,400)	(1,050)
Excess tax benefit from share-based compensation	4	7	4

Net cash used in financing activities	(1,628)	(1,073)	(1,128)

Net increase (decrease) in cash and cash equivalents	567	347	(554)
Cash and cash equivalents at beginning of the year	1,149	802	1,356

Cash and cash equivalents at end of the year	$1,716	$1,149	$802

Supplemental Cash Flow Information
Cash paid for interest	$341	$289	$211
Cash paid for income taxes	529	753	730

        The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Description of Business

        DIRECTV Holdings LLC is an indirect, wholly-owned subsidiary of DIRECTV and consists of DIRECTV Enterprises, LLC and its wholly-owned subsidiaries and DIRECTV Financing Co., Inc. We sometimes refer to DIRECTV Holdings LLC as DIRECTV Holdings, DIRECTV U.S., we or us and sometimes refer to DIRECTV as our Parent. We are the largest provider of direct-to-home, or DTH, digital television services and the second largest provider in the multi-channel video programming distribution, or MVPD, industry in the United States.

        On November 19, 2009, The DIRECTV Group, Inc., or DIRECTV Group, and Liberty Media Corporation, which we refer to as Liberty or Liberty Media, obtained shareholder approval of and closed a series of related transactions which we refer to collectively as the Liberty Transaction. The Liberty Transaction included the split-off of certain of the assets of the Liberty Entertainment group into Liberty Entertainment, Inc., or LEI, which was then split-off from Liberty. Following the split-off, DIRECTV Group and LEI merged with subsidiaries of DIRECTV. As a result of the Liberty Transaction, DIRECTV Group, which is comprised of the DIRECTV U.S. and DIRECTV Latin America businesses, and LEI, which held Liberty's 57% interest in DIRECTV Group, a 100% interest in three regional sports networks, a 65% interest in GSN, approximately $120 million in cash and cash equivalents and approximately $2.1 billion of indebtedness and a related series of equity collars became wholly-owned subsidiaries of DIRECTV. DIRECTV Holdings remained a direct subsidiary of DIRECTV Group and became an indirect subsidiary of DIRECTV.

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

  Revenue Recognition

        We recognize subscription and pay-per-view revenues when programming is broadcast to subscribers. We recognize subscriber fees for multiple set-top receivers, our published programming guide, warranty services and equipment rental as revenue, as earned. We recognize advertising revenues when the related services are performed. We defer programming payments received from subscribers in advance of the broadcast as "Unearned subscriber revenues and deferred credits" in the Consolidated Balance Sheets until earned. We recognize revenues to be received under contractual commitments on a straight-line basis over the minimum contractual period.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

  Broadcast Programming and Other

        We recognize the costs of television programming distribution rights when we distribute the related programming. We recognize the costs of television programming rights to distribute live sporting events for a season or tournament to expense using the straight-line method over the course of the season or tournament. However, we charge the cost of multi-year programming contracts for live sporting events with minimum guarantee payments, such as DIRECTV U.S.' agreement with the NFL, based on the contractual rates in the contract per season, unless the contractual rates are inconsistent with the relative value of the programming from season to season, in which case we record the expense based on the ratio of each period's sports programming package revenues to the estimated total package revenues to be earned over the contract period. We evaluate estimated total contract revenues at least annually.

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

  Subscriber Acquisition Costs

        Subscriber acquisition costs consist of costs we incur to acquire new subscribers. We include the cost of set-top receivers and other equipment, commissions we pay to national retailers, independent satellite television retailers, dealers, telephone communication companies and the cost of installation, advertising, marketing and customer call center expenses associated with the acquisition of new subscribers in subscriber acquisition costs. We expense these costs as incurred, or when subscribers activate the DIRECTV® service, as appropriate, except for the cost of set-top receivers leased to new subscribers which we capitalize in "Property and equipment, net" in the Consolidated Balance Sheets. Although paid in advance, the retailer or dealer earns substantially all commissions paid for customer acquisitions over 12 months from the date of subscriber activation. Should the subscriber cancel our service during the 12 month service period, we are reimbursed for the unearned portion of the commission by the retailer or dealer and record a decrease to subscriber acquisition costs. We include the amount of our set-top receivers capitalized each period for subscriber acquisition activities in the Consolidated Statements of Cash Flows under the caption "Cash paid for subscriber leased equipment—subscriber acquisitions." See Note 4 below for additional information.

  Upgrade and Retention Costs

        Upgrade and retention costs consist primarily of costs we incur for loyalty programs offered to existing subscribers. The costs for loyalty programs include the costs of installing or providing hardware under our movers program (for subscribers relocating to a new residence), multiple set-top receiver offers, digital video recorder, or DVR, high-definition, or HD, local channel upgrade programs and other similar initiatives, and third party commissions we incur for the sale of additional set-top receivers to existing subscribers. We expense these costs as incurred, except for the cost of set-top receivers leased to existing subscribers which we capitalize in "Property and equipment, net" in the Consolidated Balance Sheets. We include the amount of our set-top receivers capitalized each period for upgrade and retention activities in the Consolidated Statements of Cash Flows under the caption "Cash paid for subscriber leased equipment—upgrade and retention." See Note 4 below for additional information.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

  Investments and Financial Instruments

        We account for investments in which we own at least 20% of the voting securities or have significant influence under the equity method of accounting. We record equity method investments at cost and adjust for the appropriate share of the net earnings or losses of the investee. We record investee losses up to the amount of the investment plus advances and loans made to the investee, and financial guarantees made on behalf of the investee.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The carrying value of cash and cash equivalents, accounts receivable, investments and other assets, accounts payable, and amounts included in accrued liabilities and other meeting the definition of a financial instrument approximated their fair values at December 31, 2009 and 2008.

  Debt Issuance Costs

        We defer costs we incur to issue debt and amortize these costs to interest expense using the straight-line method over the term of the respective obligation.

  Share-Based Payment

        DIRECTV grants restricted stock units and common stock options to our employees.

        We record compensation expense equal to the fair value of stock-based awards at the date approved on a straight-line basis over the requisite service period of up to three years, reduced for estimated forfeitures and adjusted for anticipated payout percentages related to the achievement of performance targets.

  Income Taxes

        We join in the filing of DIRECTV's consolidated U.S. federal income tax return. We determine our income taxes based upon our tax sharing agreement with our Parent, which generally provides that the current income tax liability or receivable be computed as if we were a separate taxpayer.

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

        We recognize a benefit in "Income tax expense" in the Consolidated Statements of Operations for uncertain tax positions that are more-likely-than-not to be sustained upon examination, measured at the largest amount that has a greater than 50% likelihood of being realized upon settlement. Unrecognized tax benefits represent tax benefits taken or expected to be taken in income tax returns, for which the benefit has not yet been recognized in "Income tax expense" in the Consolidated Statements of Operations due to the uncertainty of whether such benefits will be ultimately realized. We recognize interest and penalties accrued related to unrecognized tax benefits in "Income tax expense" in the Consolidated Statements of Operations. Unrecognized tax benefits are recorded in "Income tax expense" in the Consolidated Statement of Operations at such time that the benefit is effectively settled.

  Advertising Costs

        We expense advertising costs primarily in "Subscriber acquisition costs" in the Consolidated Statements of Operations as incurred. Advertising expenses, net of payments received from programming content providers for marketing support, were $222 million in 2009, $211 million in 2008 and $178 million in 2007.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

  Market Concentrations and Credit Risk

        We sell programming services and extend credit, in amounts generally not exceeding $200 each, to a large number of individual residential subscribers throughout the United States. As applicable, we maintain allowances for anticipated losses.

  Accounting Changes

        Noncontrolling interests.    On January 1, 2009 we adopted new accounting standards for the accounting and reporting of noncontrolling interests in subsidiaries, also known as minority interests, in consolidated financial statements. The new standards also provide guidance on accounting for changes in the parent's ownership interest in a subsidiary and establishes standards of accounting for the deconsolidation of a subsidiary due to the loss of control. Reporting entities must now present certain noncontrolling interests as a component of equity and present net income and consolidated comprehensive income attributable to the parent and the noncontrolling interest separately in the consolidated financial statements. These new standards are required to be applied prospectively, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented. Our adoption of these changes did not have any effect on our consolidated financial statements.

        Business Combinations.    On January 1, 2009 we adopted a new business combination accounting standard that requires the acquiring entity in a business combination to record 100% of all assets and liabilities acquired, including goodwill and any non-controlling interest, generally at their fair values for all business combinations, whether partial, full or step acquisitions. Under the new standard, certain contingent assets and liabilities, as well as contingent consideration, are also required to be recognized at fair value on the date of acquisition and acquisition-related transaction and restructuring costs will be expensed. Additionally, disclosures are required describing the nature and financial effect of the business combination and the standard also changes the accounting for certain income tax assets recorded in purchase accounting. The adoption of the new accounting requirements as required, on January 1, 2009, changed the way we account for adjustments to deferred tax asset valuation allowances recorded in purchase accounting for prior business combinations so that adjustments to these deferred tax asset valuation allowances will no longer be recorded to goodwill but rather adjustments will be recorded in "Income tax expense" in the Consolidated Statements of Operations. Additionally, the adoption of the new accounting guidance changed the accounting for all business combinations we consummate after January 1, 2009.

        Fair Value Recognition, Measurement and Disclosure.    On January 1, 2008 we adopted new accounting standards which permit, but do not require, companies to report at fair value the majority of recognized financial assets, financial liabilities and firm commitments. Under this standard, unrealized gains and losses on items for which the fair value option is elected are reported in earnings at each subsequent reporting date. Our adoption of these accounting standards did not have any effect on our consolidated financial statements, as we have not elected to report subject instruments at fair value.

        On January 1, 2008 we adopted new accounting standards for fair value measurements which defines fair value, sets out a framework for measuring fair value under accounting principles generally accepted in the United States of America, or GAAP, and expands disclosures about fair value

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

measurements of assets and liabilities to include disclosure about inputs used in the determination of fair value using the following three categories:

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs that are not corroborated by market data.

        The new accounting standards apply under other accounting pronouncements previously issued by the Financial Accounting Standards Board, or FASB, that require or permit fair value measurements. Our adoption of the new accounting standards did not have any effect on our consolidated financial statements.

        Payments to Manufacturers and Resellers.    On January 1, 2008 we adopted new accounting standards which provide guidance to service providers regarding the proper reporting of consideration given to manufacturers or resellers of equipment necessary for an end-customer to receive its services. Depending on the circumstances, such consideration is reported as either an expense or a reduction of revenues. Our adoption of the new accounting standards did not have any effect on our consolidated financial statements.

        Uncertain Tax Positions.    We adopted accounting standards for accounting for uncertainty in income taxes on January 1, 2007, the cumulative effect of which resulted in a $3 million decrease to "Retained earnings" in the Consolidated Balance Sheets. As of the date of adoption, our unrecognized tax benefits and accrued interest totaled $26 million, including $3 million of tax positions the recognition of which would affect the annual effective income tax rate. As of the date of adoption, we have accrued $1 million in interest and penalties as part of our liability for unrecognized tax benefits. See Note 8 for additional information regarding unrecognized tax benefits.

        Pensions.    On December 31, 2007 our Parent adopted new accounting standards that requires the measurement of plan assets and benefit obligations as of the date of our fiscal year end and accordingly resulted in a change in our measurement date, which was previously November 30.

  New Accounting Standards

        Consolidation of Variable Interest Entities.    In June 2009, the FASB, issued revisions to consolidation accounting standards for variable interest entities, or VIEs. The new standard replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity. Instead, the new approach is qualitative and focused on identifying which enterprise has the power to direct the activities of a VIE that most significantly impact the entity's performance and (1) the obligation to absorb the losses of an entity or (2) the right to receive benefits from the entity. As a result of the changed requirements, it is possible that an entity's previous assessment of a VIE will change, and the standard now requires ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. Disclosure requirements under the new standard have been enhanced, and now include disclosure of the method the entity used to determine whether they are the primary beneficiary of the VIE. We do not expect the adoption of these changes to have an effect on our consolidated results of operations and financial position, when adopted, as required, on January 1, 2010.

        Multiple Element Revenue Arrangements.    In September 2009, the FASB approved a revised standard for revenue arrangements with multiple deliverables. Under the revised standard, the criteria

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for determining whether a deliverable should be considered a separate unit of accounting has changed to remove a limitation for separation to only items with objective and reliable evidence of fair value. Instead, the revised standard allows entities to use the "best estimate of selling price" in addition to third-party evidence or actual selling prices for determining the fair value of a deliverable. The standard also includes additional disclosure requirements for revenue arrangements for multiple deliverables. We currently do not expect the adoption of the revised standard to have an effect on our consolidated results of operations and financial position, when adopted, as required, on January 1, 2011.

Note 3: Accounts Receivable, Net

        The following table sets forth the amounts recorded for "Accounts receivable, net" in our Consolidated Balance Sheets as of December 31:

	2009	2008
	(Dollars in Millions)
Subscriber	$887	$807
Trade and other	563	533

Subtotal	1,450	1,340
Less: Allowance for doubtful accounts	(29)	(32)

Accounts receivable, net	$1,421	$1,308

Note 4: Satellites, Net and Property and Equipment, Net

        The following table sets forth the amounts recorded for "Satellites, net" and "Property and equipment, net" in our Consolidated Balance Sheets at December 31:

	Estimated Useful Lives (years)	2009	2008
		(Dollars in Millions)
Satellites	10-15	$2,355	$2,483
Satellites under construction		354	292

Total		2,709	2,775
Less: Accumulated depreciation		(839)	(795)

Satellites, net		$1,870	$1,980

Land and improvements	—	$26	$26
Buildings and leasehold improvements	6-30	301	287
Machinery and equipment	2-23	3,015	2,911
Subscriber leased set-top receivers	3-5	3,995	3,577
Construction in progress	—	330	235

Total		7,667	7,036
Less: Accumulated depreciation		(4,669)	(3,688)

Property and equipment, net		$2,998	$3,348

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        We capitalized interest costs of $18 million in 2009, $18 million in 2008 and $51 million in 2007, as part of the cost of our property and satellites under construction. Depreciation expense was $1,984 million in 2009, $1,707 million in 2008 and $1,094 million in 2007.

        On March 1, 2006, we introduced a set-top receiver lease program. Prior to March 1, 2006, most set-top receivers provided to new and existing subscribers were immediately expensed upon activation as a subscriber acquisition or upgrade and retention cost in the Consolidated Statements of Operations. Subsequent to the introduction of the lease program, we lease most set-top receivers provided to new and existing subscribers, and therefore capitalize the set-top receivers in "Property and equipment, net" in the Consolidated Balance Sheets. We depreciate capitalized set-top receivers over a three year estimated useful life and include the amount of set-top receivers capitalized each period in the Consolidated Statements of Cash Flows.

        The following table sets forth the amount of set-top receivers we capitalized, and depreciation expense we recorded under the lease program for each of the periods presented:

	Years ended December 31,
Capitalized subscriber leased equipment:	2009	2008	2007
	(Dollars in Millions)
Subscriber leased equipment—subscriber acquisitions	$564	$599	$762
Subscriber leased equipment—upgrade and retention	419	537	774

Total subscriber leased equipment capitalized	$983	$1,136	$1,536

Depreciation expense—subscriber leased equipment	$1,333	$1,100	$645

Note 5: Goodwill and Intangible Assets

        The following table sets forth the changes in the carrying amounts of "Goodwill" in the Consolidated Balance Sheets for the years ended December 31, 2009 and 2008:

(Dollars in Millions)
Balance as of January 1, 2008	$3,032
Acquisition related to home service provider business	157

Balance as of December 31, 2008	$3,189
Purchase or acquisition accounting adjustments:
New acquisitions	24
Finalization of prior acquisitions	(46)

Balance as of December 31, 2009	$3,167

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table sets forth the components for "Intangible assets, net" in the Consolidated Balance Sheets at:

		December 31, 2009			December 31, 2008
	Estimated Useful Lives (years)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
		(Dollars in Millions)
Orbital slots	Indefinite	$432		$432	$432		$432
72.5° WL orbital license	5	219	$219	—	219	$180	39
Subscriber related	5-10	1,348	1,309	39	1,348	1,116	232
Dealer network	15	130	90	40	130	79	51
Distribution rights	7	334	263	71	334	217	117

Total intangible assets		$2,463	$1,881	$582	$2,463	$1,592	$871

        Amortization expense for intangible assets was $289 million in 2009, $352 million in 2008 and $353 million in 2007.

        Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $90 million in 2010, $34 million in 2011, $10 million in 2012, $10 million in 2013, $5 million in 2014 and $1 million thereafter.

        We performed our annual impairment tests for goodwill and orbital slots in the fourth quarters of 2009, 2008, and 2007. The estimated fair values for each reporting unit and the orbital slots exceeded our carrying values, and accordingly, no impairment losses were recorded during 2009, 2008, or 2007.

Note 6: Accounts Payable and Accrued Liabilities; Other Liabilities and Deferred Credits

        The following represent significant components of "Accounts payable and accrued liabilities" in our Consolidated Balance Sheets as of December 31:

	2009	2008
	(Dollars in Millions)
Programming costs	$1,679	$1,532
Accounts payable	302	325
Payroll and employee benefits	122	96
Interest payable	47	45
Property and income taxes	45	35
Other	532	549

Total accounts payable and accrued liabilities	$2,727	$2,582

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The significant components of "Other liabilities and deferred credits" in our Consolidated Balance Sheets are as follows as of December 31:

	2009	2008
	(Dollars in Millions)
Other accrued taxes	$229	$202
Deferred credits	78	122
Programming costs	76	251
Other	127	188

Total other liabilities and deferred credits	$510	$763

Note 7: Debt

        The following table sets forth our outstanding debt:

	December 31,
	2009	2008
	(Dollars in Millions)
Senior notes	$4,490	$3,410
Senior secured credit facility, net of unamortized discount of $7 million as of December 31, 2009 and $9 million as of December 31, 2008	2,316	2,421
Unamortized bond premium	2	2

Total debt	6,808	5,833
Less: Current portion of long-term debt	(308)	(108)

Long-term debt	$6,500	$5,725

        All of the senior notes and the senior secured credit facility were issued by us. The senior secured credit facility is secured by substantially all of our assets.

2009 Financing Transactions

        On September 22, 2009, we issued $1,000 million in five-year 4.750% senior notes due in 2014 at a 0.3% discount resulting in $997 million of proceeds and $1,000 million in 10 year 5.875% senior notes due in 2019 at a 0.7% discount resulting in $993 million of proceeds in private placement transactions. Principal on these senior notes is payable upon maturity, while interest is payable semi-annually commencing April 1, 2010. We incurred $14 million of debt issuance costs in connection with these transactions. The senior notes have been fully and unconditionally guaranteed, jointly and severally, by substantially all of our current and certain of its future domestic subsidiaries on a senior unsecured basis. Pursuant to a registration rights agreement with the initial purchasers of the senior notes, we have filed a registration statement, whereby all holders of the original notes can elect to exchange their existing notes for registered notes with identical terms, except that the registered notes will be registered under the Securities Act of 1933, as amended and will not bear the legends restricting their transfer. We expect to complete the registration and exchange of these senior notes within the first half of 2010.

        On September 22, 2009, we purchased, pursuant to a tender offer, $583 million of our then outstanding $910 million 8.375% senior notes at a price of 103.125% plus accrued and unpaid interest, for a total of $603 million. On September 23, 2009, we exercised our right to redeem the remaining

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$327 million of the 8.375% senior notes at a price of 102.792% plus accrued and unpaid interest. On October 23, 2009, we redeemed the remaining $327 million of our 8.375% senior notes at a price of 102.792% plus accrued and unpaid interest for a total of $339 million.

        The redemption of our 8.375% senior notes resulted in a 2009 pre-tax charge of $34 million, $21 million after tax, of which $27 million resulted from the premium paid for redemption of our 8.375% senior notes and $7 million resulted from the write-off of deferred debt issuance and other transaction costs. The charge was recorded in "Other, net" in our Consolidated Statements of Operations.

2008 Financing Transactions

        In May 2008, we completed financing transactions that included the issuance of senior notes and an amendment to our existing senior secured credit facility as discussed below. We incurred $19 million of debt issuance costs in connection with these transactions.

        We issued $1,500 million in senior notes due in 2016 in a private placement transaction. The eight-year notes bear interest at 7.625%. Principal on the senior notes is payable upon maturity, while interest is payable semi-annually commencing November 15, 2008. The senior notes have been fully and unconditionally guaranteed, jointly and severally, by substantially all of our current and certain of its future domestic subsidiaries on a senior unsecured basis. On November 11, 2008, we completed an exchange offer in which holders of substantially all of the outstanding principal amount of the senior notes exchanged the original senior notes for registered notes with identical terms, except that the registered notes are registered under the Securities Act of 1933, as amended, and do not bear the legends restricting their transfer.

        We also amended its senior secured credit facility to include a new $1,000 million Term Loan C, which was issued at a 1% discount, resulting in $990 million of proceeds. Initially, borrowings under Term Loan C bear interest at 5.25%, however the rate is variable based on changes in the London InterBank Offered Rate, or LIBOR. The interest rate may be increased or decreased under certain conditions. The Term Loan C has a final maturity of April 13, 2013, and we began making quarterly principal payments totaling 1% annually on September 30, 2008. The senior secured credit facility is secured by substantially all of our assets and the assets of our current and certain of our future domestic subsidiaries and is fully and unconditionally guaranteed, jointly and severally, by substantially all of our current and certain of our future domestic subsidiaries.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Senior Notes.    The following table sets forth our outstanding senior notes balance and fair value as of December 31:

	Outstanding Balance		Fair value
	2009	2008	2009	2008
	(Dollars in millions)
8.375% senior notes due in 2013	$—	$910	$—	$904
4.750% senior notes due in 2014, net of unamortized discount of $3 million as of December 31, 2009	997	—	1,017	—
6.375% senior notes due in 2015	1,000	1,000	1,038	911
7.625% senior notes due in 2016	1,500	1,500	1,642	1,451
5.875% senior notes due in 2019, net of unamortized discount of $7 million as of December 31, 2009	993	—	1,016	—

Total senior notes	$4,490	$3,410	$4,713	$3,266

        We calculated the fair values based on quoted market prices of our senior notes, which is a Level 1 input under the accounting guidance.

        All of our senior notes were issued by us and have been, or in the case of the 4.750% and 5.875% senior notes are in the process of being, registered under the Securities Act of 1933, as amended. All of our senior notes are unsecured and have been fully and unconditionally guaranteed, jointly and severally, by substantially all of our assets and additionally, our 4.750% and 5.875% senior notes are rated as investment grade. Principal on the senior notes is payable upon maturity, while interest is payable semi-annually.

        Credit Facility.    At December 31, 2009, our senior secured credit facility consisted of a $375 million six-year Term Loan A, a $962 million eight-year Term Loan B, a $979 million five-year Term Loan C and a $500 million undrawn six-year revolving credit facility. The Term Loan A, Term Loan B and Term Loan C components of the senior secured credit facility currently bear interest at a rate equal to the LIBOR plus 0.75%, 1.50% and 2.25%, respectively. The weighted average interest for the senior secured credit facilities at December 31, 2009 was 3.143%. In addition, we pay a commitment fee of 0.175% per year for the unused commitment under the revolving credit facility. The interest rate and commitment fee may be increased or decreased under certain conditions. The senior secured credit facility is secured by substantially all of our assets and is fully and unconditionally guaranteed, jointly and severally by substantially all of our material domestic subsidiaries.

        Our notes payable and credit facility mature as follows: $308 million in 2010, $108 million in 2011, $20 million in 2012, $1,887 million in 2013, $1,000 million in 2014 and $3,500 million thereafter. These amounts do not reflect potential prepayments that may be required under our senior secured credit facility, which could result from a computation of excess cash flows that we may be required to make at each year end under the credit agreement. We were not required to make a prepayment for the years ended December 31, 2009, 2008, or 2007. The amount of interest accrued related to our outstanding debt was $47 million at December 31, 2009 and $45 million at December 31, 2008.

        Covenants and Restrictions.    The senior secured credit facility requires us to comply with certain financial covenants. The senior notes and the senior secured credit facility also include covenants that restrict our ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

transactions with affiliates, (v) merge or consolidate with another entity, (vi) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the credit agreement and senior notes indentures. Should we fail to comply with these covenants, all or a portion of our borrowings under the senior notes and senior secured credit facility could become immediately payable and our revolving credit facility could be terminated. At December 31, 2009, we were in compliance with all such covenants. The senior notes and senior secured credit facility also provide that the borrowings may be required to be prepaid if certain change-in-control events occur. In September 2008, Liberty Media became the majority owner of the DIRECTV Group's outstanding common stock. There was no ratings decline for the senior notes associated with that event, and we were not required either to offer to redeem any of the senior notes pursuant to their respective indentures or to prepay any of the borrowings under the senior secured credit facility.

        Restricted Cash.    Restricted cash of $2 million as of December 31, 2009 and $8 million as of December 31, 2008 was included as part of "Prepaid expenses and other" in our Consolidated Balance Sheets. These amounts secure our letter of credit obligations. Restrictions on the cash will be removed as the letters of credit expire.

Note 8: Income Taxes

        We base our income tax expense or benefit on reported "Income before income taxes." Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, which are available to us pursuant to our tax sharing agreement with our Parent and as measured by applying currently enacted tax laws.

        Our income tax expense consisted of the following for the years ended December 31:

	2009	2008	2007
	(Dollars in Millions)
Current tax expense:
U.S. federal	$(532)	$(691)	$(633)
State and local	(69)	(64)	(156)

Total	(601)	(755)	(789)

Deferred tax expense:
U.S. federal	(165)	(12)	(82)
State and local	(28)	(40)	(20)

Total	(193)	(52)	(102)

Total income tax expense	$(794)	$(807)	$(891)

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Our income tax expense was different than the amount computed using the U.S. federal statutory income tax rate for the reasons set forth in the following table for the years ended December 31:

	2009	2008	2007
	(Dollars in Millions)
Expected expense at U.S. federal statutory income tax rate	$(717)	$(720)	$(788)
U.S. state and local income tax expense, net of federal benefit	(64)	(77)	(102)
Tax credits and other	(13)	(10)	(1)

Total income tax expense	$(794)	$(807)	$(891)

        Temporary differences and carryforwards that gave rise to deferred tax assets and liabilities at December 31 were as follows:

	2009		2008
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(Dollars in Millions)
Depreciation and amortization	$—	$637	$—	$503
Accruals and advances	120	85	90	50
Programming contract liabilities	108	—	143	—
Prepaid expenses	—	19	—	26
State taxes	—	12	—	25
Net operating loss and tax credit carryforwards	29	—	17	—
Other temporary differences	8	9	3	6

Subtotal	265	762	253	610
Valuation allowance	(2)	—	(2)	—

Total deferred taxes	$263	$762	$251	$610

        We assessed the deferred tax assets for the respective periods for recoverability and, where applicable, we recorded a valuation allowance to reduce the total deferred tax assets to an amount that will, more likely than not, be realized in the future.

        The valuation allowance balances of $2 million at December 31, 2009 and $2 million at December 31, 2008, are attributable to unused capital losses which are available for carry-forward.

        As of December 31, 2009, we have $35 million of federal net operating loss carryforward which expire between 2027 and 2028. The utilization of the federal net operating loss carryforward is subject to an annual limitation under Section 382 of the Internal Revenue Code, however we believe that we will have sufficient taxable income during the limitation period to utilize all of the carryforward.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

Unrecognized tax benefits
(Dollars in Millions)
Gross unrecognized tax benefits at January 1, 2007	$25
Increases in tax positions for prior years	31
Increases in tax positions for the current year	32

Gross unrecognized tax benefits at December 31, 2007	88
Increases in tax positions for prior years	76
Increases in tax positions for the current year	21
Settlements with taxing authorities	1

Gross unrecognized tax benefits at December 31, 2008	186
Increases in tax positions for prior years	22
Increases in tax positions for the current year	9
Settlements with taxing authorities	(2)

Gross unrecognized tax benefits at December 31, 2009	$215

        As of December 31, 2009, our unrecognized tax benefits totaled $215 million, including $22 million of tax positions the recognition of which would affect the annual effective income tax rate.

        We recognize interest and penalties accrued related to unrecognized tax benefits in "Income tax expense" in the Consolidated Statements of Operations. As of December 31, 2009, we have accrued $23 million in interest and penalties as part of our liability for unrecognized tax benefits.

        We file numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state jurisdictions. For U.S. federal tax purposes, the tax years 2007 through 2009 remain open to examination. The California tax years 1994 through 2009 remain open to examination and the income tax returns in the other state tax jurisdictions in which we have operations are generally subject to examination for a period of 3 to 5 years after filing of the respective return.

        We do not anticipate changes to the total unrecognized tax benefits in the next twelve months which will have a significant effect on our results of operations or financial position.

Note 9: Pension and Other Postretirement Benefit Plans

        Most of our employees are eligible to participate in our Parent's funded non-contributory defined benefit pension plan, which provides defined benefits based on either years of service and final average salary, or eligible compensation while employed by us. We have not separately determined the accumulated benefit obligation and net assets available for benefits for our employees and do not include these items in our Consolidated Balance Sheets. In addition to pension benefits, DIRECTV charges us for the cost of certain other post-retirement benefits. The accumulated other post-retirement benefit obligation related to our employees has not been separately determined and is not included in the accompanying Consolidated Balance Sheets. We also participate in other health and welfare plans of DIRECTV. Our portion of the cost of these benefit plans, allocated from DIRECTV, amounted to $19 million in 2009, $16 million in 2008 and $16 million in 2007.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10: Share-Based Payment

        Under The DIRECTV Group, Inc. Amended and Restated 2004 Stock Plan, or the DIRECTV Plan, as approved by our Parent's stockholders on June 5, 2007, shares, rights or options to acquire up to 21 million shares of common stock plus the number of shares that were granted under a former plan but which, after December 22, 2003 are forfeited, expire or are cancelled without the delivery of shares of common stock or otherwise result in the return of such shares to us, were authorized for grant through June 4, 2017, subject to the approval of the Compensation Committee of our Parent's Board of Directors. Under the DIRECTV Plan, our Parent issues new shares of its Class A common stock when restricted stock units are earned and when stock options are exercised.

        Restricted Stock Units.    The Compensation Committee of DIRECTV has granted restricted stock units under our Parent's stock plans to certain of our employees and executives. Annual awards are mostly performance-based, with final payments in shares of our Parent's Class A common stock. Final payment can be reduced from the target award amounts based on our Parent company's performance over a three-year performance period in comparison with pre-established targets.

        During the year ended December 31, 2009, our employees were granted 2.4 million restricted stock units with a weighted average grant-date fair value of $21.26 per share. During the year ended December 31, 2008, our employees were granted 2.3 million restricted stock units with a weighted average grant-date fair value of approximately $23.15 per share. During the year ended December 31, 2007, our employees were granted 2.5 million restricted stock units with a weighted average grant-date fair value of approximately $23.69 per share. The grant date fair value of restricted stock units is based on the closing stock price of our Parent's Class A common stock on the date of grant.

        Stock Options.    DIRECTV's Compensation Committee has also granted stock options to acquire our Parent's Class A common stock under our Parent's stock plans to certain of our employees and executives. The exercise price of options granted is equal to at least 100% of the fair market value of the common stock on the date the options were granted. These nonqualified options generally vest over one to five years, expire ten years from date of grant and are subject to earlier termination under certain conditions. During the year ended December 31, 2007, our employees were granted 1.2 million stock options with a grant-date fair value of approximately $8.27 per share. No stock options were granted to our employees during 2008 or 2009. The grant date fair value of common stock options is determined by our Parent using the Black-Scholes valuation model.

        The following table presents amounts recorded related to share-based compensation for the years ended December 31:

	2009	2008	2007
	(Dollars in Millions)
Share-based compensation expense recognized	$44	$43	$41
Tax benefits associated with share-based compensation expense	17	16	16
Actual tax benefits realized for the deduction of share-based compensation expense	24	30	19

        As of December 31, 2009, there was $50 million of unrecognized compensation costs related to unvested restricted stock units, which we expect to recognize as follows: $33 million in 2010 and $17 million in 2011.

        As of December 31, 2009, our employees held 6.4 million stock options and 6.2 million restricted stock units.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11: Related Party Transactions

        In the ordinary course of our operations, we enter into transactions with related parties as discussed below.

DIRECTV and affiliates

        We determine our income taxes based upon our tax sharing agreement with our Parent, which generally provides that the current income tax liability or receivable be computed as if we were a separate taxpayer. Payments made to our Parent under this tax sharing arrangement were $502 million in 2009, $721 million in 2008 and $709 million in 2007. We also receive an allocation of employee benefit expenses from DIRECTV. We believe that our consolidated financial statements reflect our cost of doing business in accordance with SEC Staff Accounting Bulletin No. 55, "Allocation of Expenses and Related Disclosures in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity."

        We paid dividends to our Parent in the amounts of $2,500 million in 2009, $3,400 million in 2008 and $1,050 million in 2007 from available cash and cash equivalents. In addition, we paid $1,500 million in dividends to our Parent during January and February 2010.

        Beginning November 19, 2009, transactions with the regional sports networks which were acquired by DIRECTV on that date are also included as transactions with DIRECTV and affiliates.

Liberty Media, Liberty Global and Discovery Communications

        Beginning with Liberty's acquisition of its ownership interest in DIRECTV Group from News Corporation on February 27, 2008, transactions with Liberty Media Corporation, or Liberty Media, and its affiliates, including its equity method investees, may be considered to be related party transactions. Our transactions with Liberty Media and its affiliates consist primarily of the purchase of programming.

        Although as a result of the Liberty Transaction, Liberty no longer has any equity interest in DIRECTV, John Malone, Chairman of the Board of Directors of DIRECTV and of Liberty Media, has an approximate 24% voting interest in DIRECTV, an approximate 31% voting interest in Discovery Communications, Inc., or Discovery Communications, and an approximate 40% voting interest in Liberty Global Inc., or Liberty Global, and serves as Chairman of Liberty Global, and certain of Liberty Media's management and directors also serve as directors of Discovery Communications or Liberty Global. As a result of this common ownership and management, transactions with Discovery Communications and Liberty Global, and their subsidiaries or equity method investees may be considered to be related party transactions. Our transactions with Discovery Communications and Liberty Global consist primarily of purchases of programming created, owned or distributed by Discovery Communications and its subsidiaries and investees.

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

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

        Beginning November 19, 2009, transactions with the Game Show Network, which our Parent holds an equity method investment in, are also included as transactions with Other.

        The following table summarizes sales and purchase transactions with related parties:

	2009	2008	2007
	(Dollars in Millions)
Sales:
Liberty Media and affiliates	$56	$36	$—
Discovery Communications, Liberty Global and affiliates	11	10	—
News Corporation and affiliates	—	2	17
DIRECTV and affiliates	7	—	—
Other	1	2	—

Total	$75	$50	$17

Purchases:
Liberty Media and affiliates	$355	$267	$—
Discovery Communications, Liberty Global and affiliates	219	164	—
News Corporation and affiliates	—	157	835
DIRECTV and affiliates	7	—	1
Other	69	35	23

Total	$650	$623	$859

        The following table sets forth the amount of accounts receivable from and accounts payable to related parties as of December 31:

	2009	2008
	(Dollars in Millions)
Accounts receivable	$23	$29
Accounts payable	166	156

        The accounts receivable and accounts payable balances as of December 31, 2009 and 2008 are primarily related to affiliates of Liberty Media.

Note 12: Acquisitions

  Home Services Providers

        180 Connect.    In July 2008, we acquired 100% of 180 Connect Inc.'s outstanding common stock and exchangeable shares. Simultaneously, in a separate transaction, UniTek USA, LLC acquired 100% of 180 Connect's cable service operating unit and operations in certain of our installation services markets in exchange for satellite installation operations in certain markets and $7 million in cash. These transactions provide us with control over a significant portion of our home service provider

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

network. We paid $91 million in cash, net of the $7 million we received from UniTek USA, for the acquisition, including the equity purchase price, repayment of assumed debt and related transaction costs.

        We accounted for the 180 Connect acquisition using the purchase method of accounting, and began consolidating the results from the date of acquisition. The December 31, 2009 consolidated financial statements reflect the final allocation of the $91 million net purchase price to assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition using information currently available. The assets acquired included approximately $5 million in cash. The excess of the purchase price over the estimated fair values of the net assets has been recorded as goodwill, $28 million of which will be deductible for tax purposes.

        The following table sets forth the final allocation of the purchase price to the 180 Connect net assets acquired in July 2008 (dollars in millions):

Total current assets	$18
Property and equipment	16
Goodwill	97
Investments and other assets	51

Total assets acquired	$182

Total current liabilities	$83
Other liabilities	8

Total liabilities assumed	$91

Net assets acquired	$91

        The following selected unaudited pro forma information is being provided to present a summary of the combined results of us and 180 Connect for 2008 as if the acquisition had occurred as of the beginning of the period, giving effect to purchase accounting adjustments. The pro forma data is presented for informational purposes only and may not necessarily reflect the results of our operations had 180 Connect operated as part of us for the period presented, nor are they necessarily indicative of the results of future operations. The pro forma information excludes the effect of non-recurring charges.

Year Ended December 31, 2008
(Dollars in Millions)
Revenues	$17,310
Net income	1,208

Note 13: Commitments and Contingencies

  Commitments

        At December 31, 2009, minimum future commitments under noncancelable operating leases having lease terms in excess of one year were primarily for satellite transponder leases and real property and aggregated $232 million, payable as follows: $41 million in 2010, $35 million in 2011, $32 million in 2012, $31 million in 2013, $15 million in 2014 and $78 million thereafter. Certain of these leases contain escalation clauses and renewal or purchase options, which we have not considered in the amounts disclosed. Rental expenses under operating leases were $62 million in 2009, $53 million in 2008 and $52 million in 2007.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        At December 31, 2009, our minimum payments under agreements to purchase broadcast programming, regional professional team rights and the purchase of services that we have outsourced to third parties, such as billing services, and satellite telemetry, tracking and control, satellite launch contracts and broadcast center services aggregated $8,297 million, payable as follows: $1,671 million in 2010, $1,663 million in 2011, $1,787 million in 2012, $1,392 million in 2013, $1,147million in 2014 and $637 million thereafter.

        At December 31, 2009, other long-term obligations totaling $183 million are payable approximately as follows: $97 million in 2010, $58 million in 2011, $9 million in 2012, $7 million in 2013, $3 million in 2014 and $9 million thereafter. These amounts are recorded in "Accounts payable and accrued liabilities" and "Other liabilities and deferred credits" in the Consolidated Balance Sheets.

  Contingencies

        Litigation.    Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at December 31, 2009. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material adverse effect on our consolidated financial statements.

        Finisar Corporation.    As previously reported, we were successful in 2008 getting the jury verdict in the Finisar case vacated on appeal. The original verdict found the patent to be valid and willfully infringed, and the jury awarded approximately $79 million in damages. The trial court increased the damages award by $25 million because of the jury finding of willful infringement and awarded pre-judgment interest of $13 million. DIRECTV was also ordered to pay into escrow $1.60 per new set-top receiver manufactured for use with the DIRECTV system beginning June 17, 2006 and continuing until the patent expires in 2012 or was otherwise found to be invalid. On April 18, 2008, the Court of Appeals reversed the verdict of the district court in part, vacated the findings of infringement, and remanded for further proceedings on the remaining issues finding that the district court had applied erroneous interpretations of certain terms of the claims. On remand, we sought and obtained summary judgment on invalidity of all remaining claims, and the case against DIRECTV was dismissed on May 19, 2009. Finisar filed a Notice of Appeal, and oral argument on the appeal was held on January 6, 2010. On January 8, 2010, the Court of Appeals affirmed per curiam the grant of summary judgment on all claims. This case is now resolved and there will be no further proceedings in this matter.

        Satellites    We may purchase in-orbit and launch insurance to mitigate the potential financial impact of satellite launch and in-orbit failures if the premium costs are considered economic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on our ability to provide service. At December 31, 2009, the net book value of in-orbit satellites was $1,516 million, all of which was uninsured.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Other    We are contingently liable under standby letters of credit and bonds in the aggregate amount of $2 million at December 31, 2009.

Note 14: Condensed Consolidating Financial Statements

        The following presents the condensed consolidating statements of operations for the years ended December 31, 2009, 2008 and 2007, the condensed consolidating balance sheets as of December 31, 2009 and 2008, and the condensed consolidating statements of cash flows for the years ended December 31, 2009, 2008 and 2007 of DIRECTV Holdings together with DIRECTV Financing Co., Inc., or the Co-Issuers, and each of DIRECTV Holdings' material subsidiaries (other than DIRECTV Financing), or the Guarantor Subsidiaries, and the eliminations necessary to present DIRECTV Holdings' financial statements on a consolidated basis. These condensed consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of DIRECTV Holdings.

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2009

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Revenues	$332	$18,671	$(332)	$18,671
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	8,027	—	8,027
Subscriber service expenses	—	1,268	—	1,268
Broadcast operations expenses	—	274	—	274
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	2,478	—	2,478
Upgrade and retention costs	—	1,045	—	1,045
General and administrative expenses	—	1,226	(332)	894
Depreciation and amortization expense	—	2,275	—	2,275

Total operating costs and expenses	—	16,593	(332)	16,261

Operating profit	332	2,078	—	2,410
Equity in income of consolidated subsidiaries	1,275	—	(1,275)	—
Interest income	4	—	—	4
Interest expense	(335)	(13)	—	(348)
Other, net	(34)	17	—	(17)

Income before income taxes	1,242	2,082	(1,275)	2,049
Income tax benefit (expense)	13	(807)	—	(794)

Net income	$1,255	$1,275	$(1,275)	$1,255

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

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheet
As of December 31, 2009

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
ASSETS
Total current assets	$1,756	$1,854	$(50)	$3,560
Satellites, net	—	1,870	—	1,870
Property and equipment, net	—	2,998	—	2,998
Goodwill	1,828	1,339	—	3,167
Intangible assets, net	—	582	—	582
Other assets	10,228	3,873	(13,870)	231

Total assets	$13,812	$12,516	$(13,920)	$12,408

LIABILITIES AND OWNER'S EQUITY
Total current liabilities	$380	$3,057	$(49)	$3,388
Long-term debt	6,500	—	—	6,500
Deferred income taxes	—	775	(216)	559
Other liabilities and deferred credits	5,481	510	(5,481)	510
Owner's equity
Capital stock and additional paid-in capital	1,076	4,526	(4,526)	1,076
Retained earnings	375	3,648	(3,648)	375

Total owner's equity	1,451	8,174	(8,174)	1,451

Total liabilities and owner's equity	$13,812	$12,516	$(13,920)	$12,408

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

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2009

	Co-Issuers	Guarantor Subsidiaries	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Cash flows from operating activities
Net cash provided by operating activities	$2,108	$1,583	$3,691

Cash flows from investing activities
Cash paid for property and equipment	—	(443)	(443)
Cash paid for subscriber leased equipment—subscriber acquisitions	—	(564)	(564)
Cash paid for subscriber leased equipment—upgrade and retention	—	(419)	(419)
Cash paid for satellites	—	(59)	(59)
Investment in companies, net of cash acquired	—	(11)	(11)

Net cash used in investing activities	—	(1,496)	(1,496)

Cash flows from financing activities
Cash proceeds from debt issuance	1,990	—	1,990
Debt issuance costs	(14)	—	(14)
Repayment of long-term debt	(1,018)	—	(1,018)
Repayment of other long-term obligations	—	(90)	(90)
Cash dividends to Parent	(2,500)	—	(2,500)
Excess tax benefit from share-based compensation	—	4	4

Net cash used in financing activities	(1,542)	(86)	(1,628)

Net increase in cash and cash equivalents	566	1	567
Cash and cash equivalents at beginning of the period	1,143	6	1,149

Cash and cash equivalents at the end of the period	$1,709	$7	$1,716

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

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2007

	Co-Issuers	Guarantor Subsidiaries	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Cash flows from operating activities
Net cash provided by operating activities	$496	$2,413	$2,909

Cash flows from investing activities
Cash paid for property and equipment	—	(621)	(621)
Cash paid for subscriber leased equipment-subscriber acquisitions	—	(762)	(762)
Cash paid for subscriber leased equipment-upgrade and retention	—	(774)	(774)
Cash paid for satellites	—	(169)	(169)
Other	—	(9)	(9)

Net cash used in investing activities	—	(2,335)	(2,335)

Cash flows from financing activities
Repayment of long-term debt	(10)	—	(10)
Repayment of other long-term obligations	—	(72)	(72)
Cash dividend to Parent	(1,050)	—	(1,050)
Excess tax benefit from share-based compensation	—	4	4

Net cash used in financing activities	(1,060)	(68)	(1,128)

Net (decrease) increase in cash and cash equivalents	(564)	10	(554)
Cash and cash equivalents at beginning of the year	1,354	2	1,356

Cash and cash equivalents at the end of the year	$790	$12	$802

Note 15: Selected Quarterly Data (Unaudited)

        The following table presents unaudited selected quarterly data for 2009 and 2008:

	1st	2nd	3rd	4th
	(Dollars in Millions)
2009 Quarters
Revenues	$4,303	$4,539	$4,703	$5,126
Operating profit	397	652	611	750
Net income	197	350	311	397
2008 Quarters
Revenues	$4,049	$4,196	$4,324	$4,741
Operating profit	593	717	532	488
Net income	332	402	266	250

***

DIRECTV HOLDINGS LLC

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

***

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        We carried out an evaluation as of the end of the year covered by this Annual Report on Form 10-K under the supervision and with the participation of management, including our principal executive officers and financial officers, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, our principal executive officers and our financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2009.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria established in

DIRECTV HOLDINGS LLC

Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on their assessment and those criteria, management believes that, as of December 31, 2009, our internal control over financial reporting is effective.

        Our independent registered public accounting firm has issued an audit report on internal control over financial reporting, which appears below.

DIRECTV HOLDINGS LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of DIRECTV Holdings LLC
El Segundo, California

        We have audited the internal control over financial reporting of DIRECTV Holdings LLC (the "Company") as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule

DIRECTV HOLDINGS LLC

as of and for the year ended December 31, 2009 of the Company and our report dated February 25, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
February 25, 2010

DIRECTV HOLDINGS LLC

ITEM 9B.    OTHER INFORMATION

        None.

***

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Omitted.

***

ITEM 11.    EXECUTIVE COMPENSATION

        Omitted.

***

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

  Omitted

***

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Omitted.

***

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The aggregate fees Deloitte & Touche LLP billed for professional services in 2009 and 2008 were:

Type of Fees	2009	2008
	(Dollars in Millions)
Audit Fees and Audit-Related Services	$3	$3

        "Audit Fees" are fees Deloitte & Touche LLP bills us for professional services for the audit of our consolidated financial statements included in Form 10-K and review of our consolidated financial statements included in Form 10-Qs. Deloitte & Touche LLP bills us for "Audit-Related Services," which are principally for accounting consultations and assurance and related services associated with our financing transactions. DIRECTV engages our accountant on our behalf to render audit and non-audit services for us.

***

DIRECTV HOLDINGS LLC

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

Page Number
1.	All Financial Statements	See Part II
2.	Financial Statement Schedule II-Valuation and Qualifying Accounts for the Years Ended December 31, 2009, 2008 and 2007
3.	Exhibits (Including Those Incorporated By Reference)

Exhibit Number	Exhibit Name
*3.1	Certificate of Formation of DIRECTV Holdings LLC dated as of June 11, 2002 (incorporated by reference to Exhibit 3.1 to the Form S-4 of DIRECTV Holdings LLC filed June 26, 2003 (SEC File No. 333-106529)).
*3.2
Certificate of Incorporation of DIRECTV Financing Co., Inc. dated as of February 5, 2003 (incorporated by reference to Exhibit 3.2 to the Form S-4 of DIRECTV Holdings LLC filed June 26, 2003 (SEC File No. 333-106529)).
*3.3
Limited Liability Company Agreement of DIRECTV Holdings LLC dated as of June 11, 2002 (incorporated by reference to Exhibit 3.9 to the Form S-4 of DIRECTV Holdings LLC filed June 26, 2003 (SEC File No. 333-106529)).
*3.4	Amended and Restated By-laws of DIRECTV Financing Co., Inc. (incorporated by reference to Exhibit 3.9 of the Form S-4 of DIRECTV Holdings, LLC filed on February 5, 2010 (SEC File No. 333-106529)).
*4.1
Indenture, dated as of June 15, 2005, by and among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., the Guarantors signatory thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the DIRECTV Holdings LLC filed on June 20, 2005 (SEC File No. 333-106529).
*4.2	Form of 6 3/8% Senior Notes due 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the DIRECTV Holdings LLC filed on June 20, 2005 (SEC File No. 333-106529).
*4.3
Supplemental Indenture dated as of April 28, 2006 by and among LABC Productions, LLC, DIRECTV Holdings LLC, DIRECTV Financing Co, Inc., the Guarantors signatory thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.8 to the Form 10-K of The DIRECTV Group, Inc. filed March 1, 2007 (SEC File No. 1-31945))
*4.4
Indenture, dated as of May 14, 2008, by and among DIRECTV Holdings LLC, DIRECTV Financing Co, Inc., the Guarantors signatory thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.1 to the Form 8-K of DIRECTV Holdings LLC and DIRECTV Financing Co., Inc. filed May 16, 2008 (SEC File No. 333-106529))

DIRECTV HOLDINGS LLC

Exhibit Number	Exhibit Name
*4.5	Form of 7 5/8% Senior Notes due 2016 (incorporated by reference to Exhibit 4.10 to the Form 10-K of The DIRECTV Group, Inc. filed February 26, 2009 (SEC File No. 1-31945))
*4.6
Indenture, dated as of September 22, 2009, by and among DIRECTV Holdings LLC, DIRECTV Financing Co, Inc., the Guarantors signatory thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.1 of the Form 8-K of DIRECTV Holdings, LLC filed on September 25, 2009 (SEC File No. 333-106529)).
*4.7	Form of 4 3/4% Senior Notes due 2014 (included in Exhibit 4.6).
*4.8	Form of 5 7/8% Senior Notes due 2019 (included in Exhibit 4.6)
*10.1
Intellectual Property License Agreement dated as of February 10, 2003, between HEC and DIRECTV Enterprises, LLC, as licensee (incorporated by reference to Exhibit 10.16 of the Form S-4 of DIRECTV Holdings LLC filed June 26, 2003 (SEC File No. 333-106529)).
*10.2
Credit Agreement dated as of April 13, 2005 by and among DIRECTV Holdings LLC, Bank of America, N.A., as Administrative Agent and Collateral Agent, the lenders party to the Credit Agreement, certain subsidiaries of the DIRECTV Holdings LLC, as guarantors, JP Morgan Chase Bank, N.A., as Syndication Agent, Credit Suisse First Boston, Goldman Sachs Credit Partners, L.P. and Citicorp North America, Inc. as Co-Documentation Agents, and Banc of America Securities LLC and J.P. Morgan Securities Inc., as Co-Lead Arrangers and Co-Book Managers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of DIRECTV Holdings LLC and DIRECTV Financing Co., Inc. filed April 13, 2005 (SEC File No. 333-106529)).
*10.3
Security Agreement, dated as of April 13, 2005, by and among DIRECTV Holdings LLC, its subsidiaries named therein as grantors and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of DIRECTV Holdings LLC and DIRECTV Financing Co., Inc. filed April 13, 2005 (SEC File No. 333-106529)).
*10.4
Pledge Agreement, dated as of April 13, 2005, by and among DIRECTV Holdings LLC, its subsidiaries named therein as pledgors and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of DIRECTV Holdings LLC and DIRECTV Financing Co., Inc. filed April 13, 2005 (SEC File No. 333-106529)).
*10.5
Amendment No. 1, dated as of May 14, 2008, by and among DIRECTV Holdings LLC, the Guarantors and Lenders signatory thereto and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.3 of the Form 8-K of DIRECTV Holdings LLC and DIRECTV Financing Co., Inc. filed May 16, 2008 (SEC File No. 333-106529)).

DIRECTV HOLDINGS LLC

Exhibit Number	Exhibit Name
*10.6	Tranche C Term Loan Joinder Agreement, dated as of May 14, 2008, by and among DIRECTV Holdings LLC and Bank of America, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.4 of the Form 8-K of DIRECTV Holdings LLC and DIRECTV Financing Co., Inc. filed May 16, 2008 (SEC File No. 333-106529)).
*10.7
Registration Rights Agreement dated as of September 22, 2009, by and among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., the Guarantors signatory thereto and the Initial Purchasers named therein (incorporated by reference to Exhibit 10.2 of the Form 8-K of DIRECTV Holdings LLC filed on September 25, 2009 (SEC File No. 333-106529))
***31.1	Certification of Chief Executive Officer of DIRECTV Holdings LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ("Section 302").
***31.2	Certification of Chief Financial Officer of DIRECTV Holdings LLC pursuant to Section 302.
***31.3	Certification of Chief Executive Officer of DIRECTV Financing Co., Inc. pursuant to Section 302.
***31.4	Certification of Chief Financial Officer of DIRECTV Financing Co., Inc. pursuant to Section 302.
***32.1	Certification of the Chief Executive Officer of DIRECTV Holdings LLC pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ("Section 906").
***32.2	Certification of the Chief Financial Officer of DIRECTV Holdings LLC pursuant to Section 906.
***32.3	Certification of the Chief Executive Officer of DIRECTV Financing Co., Inc. pursuant to Section 906.
***32.4	Certification of the Chief Financial Officer of DIRECTV Financing Co., Inc. pursuant to Section 906.
****101.INS	XBRL Instance Document
****101.SCH	XBRL Taxonomy Extension Schema Document
****101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
****101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
****101.LAB	XBRL Taxonomy Extension Label Linkbase Document
****101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

DIRECTV HOLDINGS LLC

*
Incorporated by reference.

**
Filed herewith.

***
Furnished not filed.

****
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

***

DIRECTV HOLDINGS LLC

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of year	Additions Charged to costs and expenses	Additions Charged to other accounts		Deductions		Balance at end of year
	(Dollars in Millions)
For the Year Ended December 31, 2009
Allowances Deducted from Assets
Accounts receivable	$(32)	$(200)	$(238	)(a)	$441	(b)	$(29)

For the Year Ended December 31, 2008
Allowances Deducted from Assets
Accounts receivable	$(39)	$(181)	$(192	)(a)	$380	(b)	$(32)

For the Year Ended December 31, 2007
Allowances Deducted from Assets
Accounts receivable	$(39)	$(172)	$(158	)(a)	$330	(b)	$(39)

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

DIRECTV HOLDINGS LLC (Registrant)
Date: February 25, 2010	By:	/s/ PATRICK T. DOYLE Patrick T. Doyle Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 25th day of February 2010 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ MICHAEL D. WHITE Michael D. White	President, Chief Executive Officer and Director	}Principal Executive Officer
/s/ PATRICK T. DOYLE Patrick T. Doyle	Executive Vice President and Chief Financial Officer	}Principal Financial Officer
/s/ JOHN F. MURPHY John F. Murphy	Senior Vice President, Controller, Chief Accounting Officer and Director	}Principal Accounting Officer
/s/ LARRY D. HUNTER Larry D. Hunter	Executive Vice President, General Counsel and Director

DIRECTV HOLDINGS LLC

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DIRECTV FINANCING CO., INC. (Registrant)
Date: February 25, 2010	By:	/s/ PATRICK T. DOYLE Patrick T. Doyle Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 25th day of February 2010 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ MICHAEL D. WHITE Michael D. White	President and Chief Executive Officer	}Principal Executive Officer
/s/ PATRICK T. DOYLE Patrick T. Doyle	Executive Vice President and Chief Financial Officer	}Principal Financial Officer
/s/ JOHN F. MURPHY John F. Murphy	Senior Vice President, Controller and Chief Accounting Officer	}Principal Accounting Officer
/s/ LARRY D. HUNTER Larry D. Hunter	Executive Vice President, General Counsel and Director

DIRECTV HOLDINGS LLC

EXHIBIT INDEX

Exhibit Number	Exhibit Name
31.1	Certification of Chief Executive Officer of DIRECTV Holdings LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ("Section 302").
31.2	Certification of Chief Financial Officer of DIRECTV Holdings LLC pursuant to Section 302.
31.3	Certification of Chief Executive Officer of DIRECTV Financing Co., Inc. pursuant to Section 302.
31.4	Certification of Chief Financial Officer of DIRECTV Financing Co., Inc. pursuant to Section 302.
32.1	Certification of the Chief Executive Officer of DIRECTV Holdings LLC pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ("Section 906").
32.2	Certification of the Chief Financial Officer of DIRECTV Holdings LLC pursuant to Section 906.
32.3	Certification of the Chief Executive Officer of DIRECTV Financing Co., Inc. pursuant to Section 906.
32.4	Certification of the Chief Financial Officer of DIRECTV Financing Co., Inc. pursuant to Section 906.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

        A copy of any of the exhibits included in this Annual Report on Form 10-K, other than those as to which confidential treatment has been granted by the Securities and Exchange Commission, upon payment of a fee to cover the reasonable expenses of furnishing such exhibits, may be obtained by written request to us at the address set forth on the front cover, attention General Counsel.