Form 10-Q
period 2010-03-31
DIRECTV FINANCING CO INC; DIRECTV HOLDINGS LLC
filed 2010-05-07
CIK 1234307, 1234308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
or
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

DIRECTV HOLDINGS LLC

DIRECTV HOLDINGS LLC

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(Dollars in Millions)
Revenues	$4,772	$4,303
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	2,014	1,808
Subscriber service expenses	323	301
Broadcast operations expenses	69	69
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	595	653
Upgrade and retention costs	250	274
General and administrative expenses	215	212
Depreciation and amortization expense	498	589

Total operating costs and expenses	3,964	3,906

Operating profit	808	397
Interest income	3	2
Interest expense	(97)	(84)
Other, net	(5)	(1)

Income before income taxes	709	314
Income tax expense	(276)	(117)

Net income	$433	$197

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2010	December 31, 2009
	(Dollars in Millions)
ASSETS
Current assets
Cash and cash equivalents	$1,137	$1,716
Accounts receivable, net of allowances of $32 and $29	1,330	1,421
Inventories	208	200
Deferred income taxes	31	60
Prepaid expenses and other	149	163

Total current assets	2,855	3,560
Satellites, net	1,833	1,870
Property and equipment, net	2,879	2,998
Goodwill	3,167	3,167
Intangible assets, net	552	582
Other assets	243	231

Total assets	$11,529	$12,408

LIABILITIES AND OWNER'S EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,973	$2,727
Unearned subscriber revenues and deferred credits	328	353
Current portion of long-term debt	360	308

Total current liabilities	3,661	3,388
Long-term debt	8,438	6,500
Deferred income taxes	549	559
Other liabilities and deferred credits	473	510
Commitments and contingencies
Owner's equity (deficit)
Capital stock and additional paid-in capital	12	1,076
Retained earnings (Accumulated deficit)	(1,604)	375

Total owner's equity (deficit)	(1,592)	1,451

Total liabilities and owner's equity	$11,529	$12,408

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(Dollars in Millions)
Cash Flows from Operating Activities
Net income	$433	$197
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	498	589
Amortization of deferred revenues and deferred credits	(8)	(18)
Share-based compensation expense	16	14
Deferred income taxes	34	35
Other	10	3
Change in other operating assets and liabilities:
Accounts receivable	90	102
Inventories	(8)	(1)
Prepaid expenses and other	15	47
Accounts payable and accrued liabilities	238	(64)
Unearned subscriber revenue and deferred credits	(25)	9
Other, net	(13)	22

Net cash provided by operating activities	1,280	935

Cash Flows from Investing Activities
Cash paid for property and equipment	(109)	(103)
Cash paid for subscriber leased equipment—subscriber acquisitions	(115)	(179)
Cash paid for subscriber leased equipment—upgrade and retention	(81)	(136)
Cash paid for satellites	(8)	(17)
Investment in companies, net of cash acquired	—	(3)

Net cash used in investing activities	(313)	(438)

Cash Flows from Financing Activities
Cash proceeds from debt issuance	2,996	—
Debt issuance costs	(14)	—
Repayment of long-term debt	(1,013)	(18)
Repayment of other long-term obligations	(23)	(22)
Cash dividends to Parent	(3,500)	—
Excess tax benefit from share-based compensation	8	6

Net cash used in financing activities	(1,546)	(34)

Net increase (decrease) in cash and cash equivalents	(579)	463
Cash and cash equivalents at beginning of the period	1,716	1,149

Cash and cash equivalents at end of the period	$1,137	$1,612

Supplemental cash flow information
Cash paid for interest	$19	$58
Cash paid for income taxes	1	3

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Basis of Presentation

        DIRECTV Holdings LLC is an indirect, wholly-owned subsidiary of DIRECTV and consists of DIRECTV Enterprises, LLC and its wholly-owned subsidiaries and DIRECTV Financing Co., Inc., or DIRECTV Financing. We sometimes refer to DIRECTV Holdings LLC as DIRECTV Holdings, DIRECTV U.S., we or us and sometimes refer to DIRECTV as our Parent. We are the largest provider of direct-to-home, or DTH, digital television services and the second largest provider in the multi-channel video programming distribution, or MVPD, industry in the United States.

        We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal recurring items) that are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 26, 2010 and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

Note 2: Accounting Changes and New Accounting Standards

  Accounting Changes

        On January 1, 2010, we adopted the revisions issued by the Financial Accounting Standards Board, or FASB, to consolidation accounting standards for variable interest entities, or VIEs. The new standard replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity. Instead, the new approach is qualitative and focused on identifying which enterprise has the power to direct the activities of a VIE that most significantly impact the entity's performance and (1) the obligation to absorb the losses of an entity or (2) the right to receive benefits from the entity. As a result of the changed requirements, it is possible that an entity's previous assessment of a VIE will change, and the standard now requires ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. Disclosure requirements under the new standard have been enhanced, and now include disclosure of the method the entity used to determine whether they are the primary beneficiary of the VIE. The adoption of these changes did not have an effect on our consolidated results of operations and financial position.

  New Accounting Standards

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

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3: Intangible Assets

        The following table sets forth the amounts recorded for intangible assets as of the periods presented:

	Estimated Useful Lives (years)	March 31, 2010			December 31, 2009
		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
		(Dollars in Millions)
Orbital slots	Indefinite	$432		$432	$432		$432
Subscriber related	5-10	1,348	$1,325	23	1,348	$1,309	39
Dealer network	15	130	92	38	130	90	40
Distribution rights	7	334	275	59	334	263	71

Total intangible assets		$2,244	$1,692	$552	$2,244	$1,662	$582

        The following table sets forth amortization expense for intangible assets for each of the periods presented:

	Three Months Ended March 31,
	2010	2009
	(Dollars in Millions)
Amortization expense	$30	$88

        Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $60 million for the remainder of 2010, $34 million in 2011, $10 million in 2012, $10 million in 2013, $5 million in 2014 and $1 million thereafter.

Note 4:  Borrowings

        The following table sets forth our outstanding borrowings:

	March 31, 2010	December 31, 2009
	(Dollars in Millions)
Senior notes	$7,489	$4,492
Senior secured credit facility, net of unamortized discount of $7 million as of December 31, 2009	1,309	2,316

Total debt	8,798	6,808
Less: Current portion of long-term debt	(360)	(308)

Long-term debt	$8,438	$6,500

  2010 Financing Transactions

        On March 11, 2010, we issued $1,200 million in five year 3.550% senior notes due in 2015 at a 0.1% discount resulting in $1,199 million of proceeds, $1,300 million in 10 year 5.200% senior notes due in 2020 at a 0.2% discount resulting in $1,298 million of proceeds and $500 million in 30 year 6.350% senior notes at a 0.1% discount resulting in $499 million of proceeds in private placement

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

transactions. Principal on these senior notes is payable upon maturity, while interest is payable semi-annually commencing September 15, 2010. We incurred $17 million of debt issuance costs in connection with these transactions. The senior notes have been fully and unconditionally guaranteed, jointly and severally, by substantially all of our current and certain of our future domestic subsidiaries on a senior unsecured basis. Pursuant to a registration rights agreement with the initial purchasers of the senior notes, we have caused to become effective a registration statement, whereby all holders of the original notes can elect to exchange their existing notes for registered notes with identical terms, except that the registered notes will be registered under the Securities Act of 1933, as amended and will not bear the legends restricting their transfer. We expect to complete the exchange offer of these senior notes during the second quarter of 2010.

        On March 16, 2010, we repaid the $985 million of remaining principal on Term Loan C of our senior secured credit facility. The repayment of Term Loan C resulted in a first quarter 2010 pre-tax charge of $9 million, $6 million after tax, of which $6 million resulted from the write-off of unamortized discount and $3 million resulted from the write-off of deferred debt issuance and other transaction costs. The charge was recorded in "Other, net" in our Consolidated Statements of Operations.

        Senior Notes.    The following table sets forth our outstanding senior notes balance and fair value as of:

	Outstanding Balance		Fair value
	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
	(Dollars in millions)
4.750% senior notes due in 2014, net of unamortized discount of $2 million as of March 31, 2010 and $3 million as of December 31, 2009	$998	$997	$1,043	$1,017
6.375% senior notes due in 2015, includes unamortized bond premium of $2 million as of March 31, 2010 and December 31, 2009	1,002	1,002	1,040	1,038
3.550% senior notes due in 2015, net of unamortized discount of $1 million as of March 31, 2010	1,199	—	1,184	—
7.625% senior notes due in 2016	1,500	1,500	1,684	1,642
5.875% senior notes due in 2019, net of unamortized discount of $7 million as of March 31, 2010 and December 31, 2009	993	993	1,041	1,016
5.200% senior notes due in 2020, net of unamortized discount of $2 million as of March 31, 2010	1,298	—	1,281	—
6.350% senior notes due in 2040, net of unamortized discount of $1 million as of March 31, 2010	499	—	496	—

Total senior notes	$7,489	$4,492	$7,769	$4,713

        We calculated the fair values based on quoted market prices of our senior notes, which is a Level 1 input under the accounting guidance.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

        All of our senior notes were issued by us and have been, or in the case of the 3.550%, 5.200% and 6.350% senior notes are in the process of being, registered under the Securities Act of 1933, as amended. All of our senior notes are unsecured and have been fully and unconditionally guaranteed, jointly and severally, by substantially all of our assets. Our senior notes are rated as investment grade, with the exception of our 6.375% and 7.625% senior notes. Principal on the senior notes is payable upon maturity, while interest is payable semi-annually.

        Our notes payable and senior secured credit facility mature as follows: $270 million in the remainder of 2010, $98 million in 2011, $10 million in 2012, $931 million in 2013, $1,000 million in 2014 and $6,500 million thereafter. These amounts do not reflect potential prepayments that may be required under our senior secured credit facility, which could result from a computation that we are required to make at each year end under the credit agreement. We were not required to make a prepayment for the year ended December 31, 2009. The amount of interest accrued related to our outstanding debt was $124 million at March 31, 2010 and $47 million at December 31, 2009.

        Covenants and Restrictions.    The senior secured credit facility requires us to comply with certain financial covenants. The senior secured credit facility includes covenants that restrict our ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another entity, (vi) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the credit agreement. Additionally, the senior notes restrict our ability to, among other things, incur liens, merge or consolidate with another entity or sell, assign, lease or otherwise dispose of all or substantially all of our assets. Should we fail to comply with these covenants, all or a portion of our borrowings under the senior notes and senior secured credit facility could become immediately payable and our revolving credit facility could be terminated. At March 31, 2010, we were in compliance with all such covenants. The senior notes and senior secured credit facility also provide that the borrowings may be required to be prepaid if certain change-in-control events occur.

Note 5: Contingencies

  Litigation

        Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at March 31, 2010. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material adverse effect on our consolidated results of operations or financial position.

        During the quarter ended March 31, 2010 an arbitration panel determined that, pursuant to a contractual indemnity provision, one of our vendors was required to reimburse us $19 million for legal fees and settlement payments incurred and pay accrued interest to us for patent infringement claims settled by us in previous periods. We received the cash payment during the quarter ended March 31,

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2010 and recorded $16 million as a reduction to General and administrative expenses and $3 million as"Interest income" in the Consolidated Statements of Operations.

  Satellites

        We may purchase in-orbit and launch insurance to mitigate the potential financial impact of satellite launch and in-orbit failures if the premium costs are considered economic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on our ability to provide service. At March 31, 2010, the net book value of in-orbit satellites was $1,474 million, all of which was uninsured.

Note 6: Related Party Transactions

        In the ordinary course of our operations, we enter into transactions with related parties as discussed below.

DIRECTV and affiliates

        We determine our income taxes based upon our tax sharing agreement with our Parent, which generally provides that the current income tax liability or receivable be computed as if we were a separate taxpayer. No payments were made under the tax sharing arrangement for the three months ended March 31, 2010 and 2009. We also receive an allocation of employee benefit expenses from DIRECTV Group. We believe that our consolidated financial statements reflect our cost of doing business in accordance with SEC Staff Accounting Bulletin No. 55, "Allocation of Expenses and Related Disclosures in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity."

        During the first quarter of 2010, we paid $3,500 million in dividends to our Parent from available cash and cash equivalents. We did not pay any dividends to our Parent during the first quarter of 2009.

        Beginning November 19, 2009, transactions with three regional sports networks that DIRECTV acquired on that date are also included as transactions with DIRECTV and affiliates.

Liberty Media, Liberty Global and Discovery Communications

        Beginning with Liberty's acquisition of its ownership interest in DIRECTV Group from News Corporation on February 27, 2008, transactions with Liberty Media and its affiliates, including its equity method investees, may be considered to be related party transactions. Our transactions with Liberty Media and its affiliates consist primarily of the purchase of programming.

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

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

considered to be related party transactions. Our transactions with Discovery Communications and Liberty Global consist primarily of purchases of programming created, owned or distributed by Discovery Communications and its subsidiaries and investees.

Other

        Companies in which we hold equity method investments are also considered related parties.

        Beginning November 19, 2009, transactions with the Game Show Network, in which our Parent holds an equity method investment, are also included as transactions with Other.

        The majority of payments under contractual arrangements with related parties are pursuant to multi-year programming contracts. Payments under these contracts are typically subject to annual rate increases and are based on the number of subscribers receiving the related programming.

        The following table summarizes sales to, and purchases from, related parties:

	Three Months Ended March 31,
	2010	2009
	(Dollars in Millions)
Sales:
Liberty Media and affiliates	$14	$12
Discovery Communications, Liberty Global and affiliates	3	3
DIRECTV and affiliates	2	—

Total	$19	$15

Purchases:
Liberty Media and affiliates	$78	$87
Discovery Communications, Liberty Global and affiliates	61	53
DIRECTV and affiliates	12	1
Other	22	17

Total	$173	$158

        The following table sets forth the amount of accounts receivable from and accounts payable to related parties as of:

	March 31, 2010	December 31, 2009
	(Dollars in Millions)
Accounts receivable	$10	$23
Accounts payable	164	166

        The accounts receivable and accounts payable balances as of March 31, 2010 and December 31, 2009 are primarily related to affiliates of Liberty Media.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 7:  Condensed Consolidating Financial Statements

        The following presents the condensed consolidating statements of operations for the three months ended March 31, 2010 and March 31, 2009, the condensed consolidating balance sheets as of March 31, 2010 and December 31, 2009, and the condensed consolidating statements of cash flows for the three months ended March 31, 2010 and 2009 of DIRECTV Holdings together with DIRECTV Financing or the Co-Issuers, and each of DIRECTV Holdings' material subsidiaries (other than DIRECTV Financing), or the Guarantor Subsidiaries, and the eliminations necessary to present DIRECTV Holdings' financial statements on a consolidated basis. These condensed consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of DIRECTV Holdings.

Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2010

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Revenues	$91	$4,772	$(91)	$4,772
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	2,014	—	2,014
Subscriber service expenses	—	323	—	323
Broadcast operations expenses	—	69	—	69
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	595	—	595
Upgrade and retention costs	—	250	—	250
General and administrative expenses	—	306	(91)	215
Depreciation and amortization expense	—	498	—	498

Total operating costs and expenses	—	4,055	(91)	3,964

Operating profit	91	717	—	808
Equity in income of consolidated subsidiaries	441	—	(441)	—
Interest income	—	3	—	3
Interest expense	(95)	(2)	—	(97)
Other, net	(9)	4	—	(5)

Income before income taxes	428	722	(441)	709
Income tax benefit (expense)	5	(281)	—	(276)

Net income	$433	$441	$(441)	$433

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

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Balance Sheet
As of March 31, 2010

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
ASSETS
Total current assets	$1,175	$1,722	$(42)	$2,855
Satellites, net	—	1,833	—	1,833
Property and equipment, net	—	2,879	—	2,879
Goodwill	1,828	1,339	—	3,167
Intangible assets, net	—	552	—	552
Other assets	6,794	4,743	(11,294)	243

Total assets	$9,797	$13,068	$(11,336)	$11,529

LIABILITIES AND OWNER'S EQUITY
Total current liabilities	$509	$3,191	$(39)	$3,661
Long-term debt	8,438	—	—	8,438
Deferred income taxes	—	766	(217)	549
Other liabilities and deferred credits	2,442	473	(2,442)	473
Owner's equity (deficit)
Capital stock and additional paid-in capital	12	4,549	(4,549)	12
Retained earnings (Accumulated deficit)	(1,604)	4,089	(4,089)	(1,604)

Total owner's equity (deficit)	(1,592)	8,638	(8,638)	(1,592)

Total liabilities and owner's equity	$9,797	$13,068	$(11,336)	$11,529

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

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2010

	Co-Issuers	Guarantor Subsidiaries	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Cash flows from operating activities
Net cash provided by operating activities	$952	$328	$1,280

Cash flows from investing activities
Cash paid for property and equipment	—	(109)	(109)
Cash paid for subscriber leased equipment—subscriber acquisition	—	(115)	(115)
Cash paid for subscriber leased equipment—upgrade and retention	—	(81)	(81)
Cash paid for satellites	—	(8)	(8)

Net cash used in investing activities	—	(313)	(313)

Cash flows from financing activities
Cash proceeds from debt issuance	2,996	—	2,996
Debt issuance costs	(14)	—	(14)
Repayment of long-term debt	(1,013)	—	(1,013)
Repayment of other long-term obligations	—	(23)	(23)
Cash dividend to Parent	(3,500)	—	(3,500)
Excess tax benefit from share-based compensation	—	8	8

Net cash used in financing activities	(1,531)	(15)	(1,546)

Net decrease in cash and cash equivalents	(579)	—	(579)
Cash and cash equivalents at beginning of the period	1,709	7	1,716

Cash and cash equivalents at the end of the period	$1,130	$7	$1,137

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

DIRECTV HOLDINGS LLC

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following management's discussion and analysis should be read in conjunction with our management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 26, 2010, and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

        This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, "forward-looking statements" within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by the use of statements that include phrases such as we "believe", "expect", "anticipate", "intend", "plan", "foresee", "project" or other similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make regarding our outlook for 2010 financial results, liquidity and capital resources.

        Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include economic, business, competitive, national or global political, market and regulatory conditions and the following, each of which is described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2009:

  •
  Levels of competition are increasing.

  •
  We depend on others to produce programming and programming costs are increasing.

  •
  Increased subscriber churn or subscriber upgrade and retention costs could materially adversely affect our financial performance.

  •
  Our subscriber acquisition costs could materially increase.

  •
  Our ability to keep pace with technological developments is uncertain.

  •
  Our business relies on intellectual property, some of which is owned by third parties, and we may inadvertently infringe patents and proprietary rights of others.

  •
  John C. Malone has significant influence over actions requiring DIRECTV stockholder approval and his interest may differ from others.

  •
  Construction or launch delays on satellites could materially adversely affect our revenues and earnings.

  •
  Our satellites are subject to significant launch and operational risks.

  •
  The cost of commercial insurance coverage on our satellites or the loss of a satellite that is not insured could materially adversely affect our earnings.

  •
  Satellite programming signals have been stolen and may be stolen in the future, which could result in lost revenues and would cause us to incur incremental operating costs that do not result in subscriber acquisition.

DIRECTV HOLDINGS LLC

  •
  The ability to maintain FCC licenses and other regulatory approvals is critical to our business.

  •
  Our Parent may have a significant indemnity obligation to Liberty Media, which is not limited in amount or subject to any cap, if parts of the merger transactions are treated as a taxable transaction.

  •
  We face risks arising from the outcome of various legal proceedings.

  •
  The other factors that are described in our Annual Report on Form 10-K for the year ended December 31, 2009.

        Any forward looking statement made by us in the Quarterly Report on Form 10-Q speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may occur and it is not possible for us to predict them all. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future development or otherwise, except as required by law.

BUSINESS OVERVIEW

        We are a wholly-owned subsidiary of DIRECTV and our subsidiaries include DIRECTV Enterprises, LLC and its wholly-owned subsidiaries and DIRECTV Financing Co., Inc. We acquire, promote, sell and distribute digital entertainment programming via satellite to residential and commercial subscribers. We are the largest provider of direct-to-home, or DTH, digital television services and the second largest provider in the multi-channel video programming distribution, or MVPD, industry in the United States. As of March 31, 2010, we had over 18.6 million subscribers.

SIGNIFICANT TRANSACTIONS

Financing Transactions

  2010 Financing Transactions

        On March 11, 2010, we issued $1,200 million in five-year 3.550% senior notes due in 2015 at a 0.1% discount resulting in $1,999 million of proceeds, $1,300 million in 10 year 5.200% senior notes due in 2020 at a 0.2% discount resulting in $1,298 million of proceeds and $500 million in 30 year 6.350% senior notes at a 0.1% discount resulting in $499 million of proceeds in private placement transactions.

        On March 16, 2010, we repaid the $985 million of remaining principal on Term Loan C of our senior secured credit facility. The repayment of Term Loan C resulted in a first quarter of 2010 pre-tax charge of $9 million, $6 million after tax, of which $6 million resulted from the write-off of unamortized discount and $3 million resulted from the write-off of deferred debt issuance and other transaction costs. The charge was recorded in "Other, net" in our Consolidated Statements of Operations.

  2009 Financing Transactions

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

DIRECTV HOLDINGS LLC

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

DIRECTV HOLDINGS LLC

Results of Operations

        The following table sets forth our unaudited consolidated statements of operations and certain other operating data:

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

	Three Months Ended March 31,		Change
	2010	2009	$	%
	(Dollars in Millions)
Revenues	$4,772	$4,303	$469	10.9%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	2,014	1,808	206	11.4%
Subscriber service expenses	323	301	22	7.3%
Broadcast operations expenses	69	69	—	0.0%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	595	653	(58)	(8.9)%
Upgrade and retention costs	250	274	(24)	(8.8)%
General and administrative expenses	215	212	3	1.4%
Depreciation and amortization expense	498	589	(91)	(15.4)%

Total operating costs and expenses	3,964	3,906	58	1.5%

Operating profit	808	397	411	103.5%
Interest income	3	2	1	50.0%
Interest expense	(97)	(84)	(13)	15.5%
Other, net	(5)	(1)	(4)	*NM

Income before income taxes	709	314	395	125.8%
Income tax expense	(276)	(117)	(159)	135.9%

Net income	$433	$197	$236	119.8%

Other Data:
Operating profit before depreciation and amortization(1)
Operating profit	$808	$397	$411	103.5%
Add: Depreciation and amortization expense	498	589	(91)	(15.4)%

Operating profit before depreciation and amortization	$1,306	$986	$320	32.5%

Operating profit before depreciation and amortization—margin(1)	27.4%	22.9%	NA	19.7%
Cash Flow Information
Net cash provided by operating activities	$1,280	$935	$345	36.9%
Net cash used in investing activities	(313)	(438)	125	(28.5)%
Net cash used in financing activities	(1,546)	(34)	(1,512)	*NM

*
NM—Not meaningful

DIRECTV HOLDINGS LLC

	Three Months Ended March 31,		Change
	2010	2009	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Free cash flow(2)
Net cash provided by operating activities	$1,280	$935	$345	36.9%
Less: Cash paid for property and equipment	(109)	(103)	(6)	5.8%
Cash paid for subscriber leased equipment—subscriber acquisitions	(115)	(179)	64	(35.8)%
Cash paid for subscriber leased equipment—upgrade and retention	(81)	(136)	55	(40.4)%
Cash paid for satellites	(8)	(17)	9	(52.9)%

Free cash flow	$967	$500	$467	93.4%

Subscriber data
Total number of subscribers (000's)	18,660	18,081	579	3.2%
ARPU	$85.47	$80.35	$5.12	6.4%
Average monthly subscriber churn %	1.48%	1.33%	—	11.3%
Gross subscriber additions (000's)	925	1,175	(250)	(21.3)%
Subscriber disconnections (000's)	825	715	110	15.4%
Net subscriber additions (000's)	100	460	(360)	(78.3)%
Average subscriber acquisition costs—per subscriber (SAC)	$768	$708	$60	8.5%

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

        Subscribers.    In the first quarter of 2010, gross subscriber additions decreased compared to the first quarter of 2009 primarily due to a more challenging competitive environment and lower additions from our regional telephone company partners. Additionally, in the first quarter of 2009 gross subscriber additions benefited from the transition to digital broadcast. Net subscriber additions decreased as the lower gross additions were coupled with a higher number of disconnections due to a higher average monthly subscriber churn rate on the larger subscriber base. The increase in churn was principally due to stricter upgrade and retention policies for existing customers as well as more aggressive competitor promotions.

        Revenues.    Our revenues increased as a result of the larger subscriber base and higher ARPU. The increase in ARPU resulted primarily from price increases on programming packages, higher HD and DVR service fees, and increased sports programming revenue due to one week of NFL SUNDAY TICKET™ revenue in 2010, partially offset by more competitive promotions for both new and existing customers.

        Operating profit before depreciation and amortization.    The improvement of operating profit before depreciation and amortization was primarily due to the gross profit generated from the higher revenues, as well as lower subscriber acquisition and upgrade and retention costs.

        Broadcast programming and other costs increased due to annual program supplier rate increases, the larger number of subscribers and increased NFL programming costs due to one week of programming in 2010. Subscriber service expenses increased in the first quarter of 2010 compared to the first quarter of 2009 primarily due to the higher number of subscribers.

        Subscriber acquisition costs decreased primarily due to the lower gross additions. SAC per subscriber, which includes the cost of capitalized set-top receivers, increased due to an increase in marketing costs per subscriber, partially offset by an increased use of refurbished set-top receivers and lower set-top receiver costs. Under our lease program we capitalized $115 million of set-top receivers in the first quarter of 2010 and $179 million the first quarter of 2009 for new subscribers.

DIRECTV HOLDINGS LLC

        Upgrade and retention costs decreased in the first quarter of 2010 due to a lower volume of advanced equipment upgrades, as well as an increased use of refurbished set-top receivers. Under our lease program we capitalized $81 million of set-top receivers in the first quarter of 2010 and $136 million the first quarter of 2009 for subscriber upgrades.

        Operating profit.    The increase in operating profit was primarily due to higher operating profit before depreciation and amortization, coupled with lower depreciation and amortization expense due to the completion of the amortization of a subscriber related intangible asset and decreased subscriber equipment capitalization.

        Interest income and expense.    The increase in interest income was due to a higher weighted average cash balance partially offset by lower average interest rates compared to 2009. The increase in interest expense was due to an increase in the average debt balance, partially offset by in decrease in the average interest rates compared to 2009.

        Income tax expense.    The increase in income tax expense was primarily due to the higher income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 2010, our cash and cash equivalents totaled $1,137 million compared with $1,716 million at December 31, 2009. The $579 million decrease resulted primarily from the $3,500 million in dividends paid to our Parent, $1,013 million of cash used to repay long-term debt and $313 million of cash paid for property, equipment and satellites, partially offset by $2,996 million of cash proceeds from the issuance of senior notes and $1,280 million in cash provided by operating activities.

        As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) was 0.78 at March 31, 2010 and 1.05 at December 31, 2009.

        As of March 31, 2010 we had the ability to borrow up to $500 million under our existing credit facility, which is available until April 2011. We are subject to restrictive covenants under the credit facility. These covenants limit our ability and our respective subsidiaries to, among other things; make restricted payments, including dividends, loans or advances to our Parent.

        At March 31, 2010, we had negative working capital of $806 million due primarily to $3.5 billion in dividends paid to our Parent and $1.0 billion of debt repayments during the quarter. We believe that our existing cash balances and cash provided by operations will be sufficient to fund our existing business plan, cash and working capital requirements. Additional borrowings, which may include borrowings under our $500 million revolving credit facility, may be required to fund strategic investment opportunities should they arise. Also, we have received capital contributions and have borrowed amounts from our Parent in the past to fund certain transactions. We may also provide dividends to our Parent or fund other cash requirements, including additional share repurchase programs or other distributions to its stockholders, or to fund strategic investment opportunities should they arise. We may use available cash and cash equivalents, cash from operations, or incur additional borrowings, which may include borrowings under our $500 million revolving credit facility, to fund such dividends.

DIRECTV HOLDINGS LLC

Borrowings

        At March 31, 2010, we had $8,798 million in total outstanding borrowings, bearing a weighted average interest rate of 5.1%. Our outstanding borrowings primarily consist of notes payable and amounts borrowed under a senior secured credit facility as more fully described in Note 4 of the Notes to the Consolidated Financial Statements in Item 1, Part I of this Quarterly Report and in Note 7 to the Notes to the Consolidated Financial Statements in Item 8, Part II of our 2009 Form 10-K.

        Our notes payable and senior secured credit facility mature as follows: $270 million in the remainder of 2010, $98 million in 2011, $10 million in 2012, $931 million in 2013, $1,000 million in 2014 and $6,500 million thereafter. These amounts do not reflect potential prepayments that may be required under our senior secured credit facility, which could result from a computation that we are required to make at each year end under the credit agreement. We were not required to make a prepayment for the year ended December 31, 2009.

        Covenants and Restrictions.    The senior secured credit facility requires us to comply with certain financial covenants. The senior secured credit facility includes covenants that restrict our ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another entity, (vi) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the credit agreement. Additionally, the senior notes restrict our ability to, among other things, incur liens, merge or consolidate with another entity or sell, assign, lease or otherwise dispose of all or substantially all of our assets. Should we fail to comply with these covenants, all or a portion of our borrowings under the senior notes and senior secured credit facility could become immediately payable and our revolving credit facility could be terminated. At March 31, 2010, we were in compliance with all such covenants.

        Debt ratings by the various rating agencies reflect each agency's opinion of the ability of issuers to repay debt obligations as they come due and the expected estimated loss given a default. In general, lower ratings result in higher borrowing costs. Please refer to our 2009 Form 10-K for discussion of Moody's Investors Service, Fitch Ratings and Standard & Poor's Rating Services ratings range.

        Currently, we have the following security ratings:

	Senior Secured	Senior Unsecured	Corporate	Outlook
Standard & Poor's	BBB-	BBB-	BBB-	Stable
Moody's	Baa2	Baa3	Ba1	Stable
Fitch	BBB	BBB-	BBB-	Stable

CONTRACTUAL OBLIGATIONS

        The following table sets forth our contractual obligations as of March 31, 2010, including the future periods in which payments are expected. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements in Part I, Item 1 referenced in the

DIRECTV HOLDINGS LLC

table below and the Notes to the Consolidated Financial Statements in Part II, Item 8 in our Form 10-K for the year ended December 31, 2009.

			Payments due by period		2015 and thereafter
Contractual Obligations	Total	2010	2011-2012	2013-2014
	(Dollars in Millions)
Long-term debt obligations (Note 4)(a)	$12,632	$650	$993	$2,789	$8,200
Purchase obligations(b)	8,184	1,334	3,564	2,643	643
Operating lease obligations(c)	315	53	91	55	116
Other long-term liabilities reflected on the Consolidated Balance Sheets under GAAP(d)	171	77	70	12	12

Total	$21,302	$2,114	$4,718	$5,499	$8,971

(a)
Long-term debt obligations include interest calculated based on the rates in effect at March 31, 2010, however, the obligations do not reflect potential prepayments that may be required under our senior secured credit facility, if any, or permitted under our indentures.

(b)
Purchase obligations consist primarily of broadcast programming commitments, regional professional team rights agreements, service contract commitments and satellite contracts. Broadcast programming commitments include guaranteed minimum contractual commitments that are typically based on a flat fee or a minimum number of required subscribers subscribing to the related programming. Actual payments may exceed the minimum payment requirements if the actual number of subscribers subscribing to the related programming exceeds the minimum amounts. Service contract commitments include minimum commitments for the purchase of services that have been outsourced to third parties, such as billing services, telemetry, tracking and control services and broadcast center services. In most cases, actual payments, which are typically based on volume, usually exceed these minimum amounts.

(c)
Certain of our operating leases contain escalation clauses and renewal or purchase options, which we do not consider in the amounts disclosed.

(d)
Payments due by period for other long-term liabilities reflected on the Consolidated Balance Sheet under GAAP do not include payments that could be made related to our net unrecognized tax benefits liability, which amounted to $49 million as of March 31, 2010. The timing and amount of any future payments is not reasonably estimable, as such payments are dependent on the completion and resolution of examinations with tax authorities. We do not expect a significant payment related to these obligations within the next twelve months.

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

DIRECTV HOLDINGS LLC

ACCOUNTING CHANGES

        For a discussion of "Accounting Changes" see Part I, Item 1, Note 2 of the Notes to the Consolidated Financial Statements of this Quarterly Report, which we incorporate herein by reference.

*    *    *

ITEM 4T.    CONTROLS AND PROCEDURES

        We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q under the supervision and with the participation of management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

*    *    *

DIRECTV HOLDINGS LLC

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

(a)
Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we became or were a party during the quarter ended March 31, 2010 or subsequent thereto, but before the filing of this report, are summarized below:

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

        From time to time, we receive investigative inquiries or subpoenas from state and federal authorities with respect to alleged violations of state and federal statutes. These inquiries may lead to legal proceedings in some cases. Currently, we are the subject of an investigation by a multistate group of state attorneys general regarding alleged violations of their respective state consumer protection statutes. The state of Washington, originally a part of the multistate group, filed an action in Washington state court in December 2009 seeking injunctive relief and civil penalties of up to $2,000 per violation of Washington's Consumer Protection Act. The multistate investigation and the Washington lawsuit allege a variety of purported violations of the statutes, but primarily allege that we do not adequately disclose the terms and conditions of consumer offers, including subscriber commitments and early cancellation fees. We are cooperating with the multistate group by providing information about our sales and marketing practices and customer complaints. We are defending the Washington lawsuit.

        Other.    We are subject to other legal proceedings and claims that arise in the ordinary course of our business. The amount of ultimate liability with respect to such actions is not expected to materially affect our financial position, results of operations or liquidity.

DIRECTV HOLDINGS LLC

(b)
The following previously reported legal proceeding was terminated during the first quarter ended March 31, 2010.

        Finisar Corporation.    As previously reported, on January 8, 2010, the Fifth Circuit Court of Appeals affirmed the grant of summary judgment on all claims in DIRECTV's favor against Finisar Corporation. This case is resolved and there will be no further proceedings in this matter.

ITEM 1A.    RISK FACTORS

        The risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2009 have not materially changed. See Part I Item 2 of this Quarterly Report related to "forward-looking statements" which we incorporate by reference.

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit Name
*10.1	Indenture, dated as of March 11, 2010, by and among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., the Guarantors signatory thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.1 of the Form 8-K of DIRECTV Holdings LLC filed on March 15, 2010 (SEC File No. 333-106529)).
*10.2
Registration Rights Agreement, dated as of March 11, 2010, by and among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., the Guarantors signatory thereto and the Initial Purchasers named therein (incorporated by reference to Exhibit 10.2 of the Form 8-K of DIRECTV Holdings LLC filed on March 15, 2010 (SEC File No. 333-106529)).
**31.2	Certification of the Chief Financial Officer of DIRECTV Holdings LLC pursuant to Section 302.
**31.3	Certification of the Chief Executive Officer of DIRECTV Financing Co., Inc. pursuant to Section 302.
**31.4	Certification of the Chief Financial Officer of DIRECTV Financing Co., Inc. pursuant to Section 302.
**32.1	Certification of the Chief Executive Officer of DIRECTV Holdings LLC pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 ("Section 906").
**32.2	Certification of the Chief Financial Officer of DIRECTV Holdings LLC pursuant to Section 906.
**32.3	Certification of the Chief Executive Officer of DIRECTV Financing Co., Inc. pursuant to Section 906.
**32.4	Certification of the Chief Financial Officer of DIRECTV Financing Co., Inc. pursuant to Section 906.
***101.INS	XBRL Instance Document
***101.SCH	XBRL Taxonomy Extension Schema Document

DIRECTV HOLDINGS LLC

Exhibit Number	Exhibit Name
***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
***101.LAB	XBRL Taxonomy Extension Label Linkbase Document
***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

DIRECTV HOLDINGS LLC (Registrant)
Date: May 6, 2010	By:	/s/ PATRICK T. DOYLE Patrick T. Doyle Executive Vice President and Chief Financial Officer
DIRECTV FINANCING CO., INC. (Registrant)
Date: May 6, 2010	By:	/s/ PATRICK T. DOYLE Executive Vice President and Chief Financial Officer