Form 10-Q
period 2010-06-30
DIRECTV FINANCING CO INC; DIRECTV HOLDINGS LLC
filed 2010-08-06
CIK 1234307, 1234308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
or
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

DIRECTV HOLDINGS LLC

DIRECTV HOLDINGS LLC

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in Millions)
Revenues	$4,934	$4,539	$9,706	$8,842
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	2,019	1,862	4,033	3,670
Subscriber service expenses	325	307	648	608
Broadcast operations expenses	66	67	135	136
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	610	597	1,205	1,250
Upgrade and retention costs	259	245	509	519
General and administrative expenses	261	216	476	428
Depreciation and amortization expense	495	593	993	1,182

Total operating costs and expenses	4,035	3,887	7,999	7,793

Operating profit	899	652	1,707	1,049
Interest income	1	1	4	3
Interest expense	(116)	(85)	(213)	(169)
Other, net	5	7	—	6

Income before income taxes	789	575	1,498	889
Income tax expense	(307)	(225)	(583)	(342)

Net income	$482	$350	$915	$547

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2010	December 31, 2009
	(Dollars in Millions)
ASSETS
Current assets
Cash and cash equivalents	$804	$1,716
Accounts receivable, net of allowances of $52 and $29	1,427	1,421
Inventories	166	200
Deferred income taxes	15	60
Prepaid expenses and other	163	163

Total current assets	2,575	3,560
Satellites, net	1,844	1,870
Property and equipment, net	2,779	2,998
Goodwill	3,177	3,167
Intangible assets, net	521	582
Other assets	237	231

Total assets	$11,133	$12,408

LIABILITIES AND OWNER'S EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,687	$2,727
Unearned subscriber revenues and deferred credits	347	353
Current portion of long-term debt	273	308

Total current liabilities	3,307	3,388
Long-term debt	8,436	6,500
Deferred income taxes	541	559
Other liabilities and deferred credits	443	510
Commitments and contingencies
Owner's equity (deficit)
Capital stock and additional paid-in capital	6	1,076
Retained earnings (Accumulated deficit)	(1,600)	375

Total owner's equity (deficit)	(1,594)	1,451

Total liabilities and owner's equity	$11,133	$12,408

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2010	2009
	(Dollars in Millions)
Cash Flows from Operating Activities
Net income	$915	$547
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	993	1,182
Amortization of deferred revenues and deferred credits	(17)	(28)
Share-based compensation expense	31	20
Deferred income taxes	58	40
Other	13	3
Change in other operating assets and liabilities:
Accounts receivable	9	104
Inventories	34	(24)
Prepaid expenses and other	3	69
Accounts payable and accrued liabilities	(55)	(180)
Unearned subscriber revenue and deferred credits	(6)	13
Other, net	(37)	(2)

Net cash provided by operating activities	1,941	1,744

Cash Flows from Investing Activities
Cash paid for property and equipment	(222)	(219)
Cash paid for subscriber leased equipment—subscriber acquisitions	(246)	(309)
Cash paid for subscriber leased equipment—upgrade and retention	(152)	(226)
Cash paid for satellites	(69)	(31)
Investment in companies, net of cash acquired	(1)	(4)

Net cash used in investing activities	(690)	(789)

Cash Flows from Financing Activities
Cash proceeds from debt issuance	2,996	—
Debt issuance costs	(16)	—
Repayment of long-term debt	(1,103)	(48)
Repayment of other long-term obligations	(48)	(44)
Cash dividends to Parent	(4,000)	(1,000)
Excess tax benefit from share-based compensation	8	4

Net cash used in financing activities	(2,163)	(1,088)

Net decrease in cash and cash equivalents	(912)	(133)
Cash and cash equivalents at beginning of the period	1,716	1,149

Cash and cash equivalents at end of the period	$804	$1,016

Supplemental cash flow information
Cash paid for interest	$171	$167
Cash paid for income taxes	438	117

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

        We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal recurring items) that are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 26, 2010, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the SEC on May 7, 2010 and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

Note 2: Accounting Change and New Accounting Standard

  Accounting Change

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

  New Accounting Standard

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

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3: Intangible Assets

        The following table sets forth the amounts recorded for intangible assets as of the periods presented:

	Estimated Useful Lives (years)	June 30, 2010			December 31, 2009
		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
		(Dollars in Millions)
Orbital slots	Indefinite	$432		$432	$432		$432
72.5° WL orbital license	5	—	$—	—	219	$219	—
Subscriber related	5-10	11	$5	6	1,348	$1,309	39
Dealer network	15	130	94	36	130	90	40
Distribution rights	7	334	287	47	334	263	71

Total intangible assets		$907	$386	$521	$2,463	$1,881	$582

        The following table sets forth amortization expense for intangible assets for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in Millions)
Amortization expense	$31	$88	$61	$176

        Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $29 million for the remainder of 2010, $34 million in 2011, $10 million in 2012, $10 million in 2013, $5 million in 2014 and $1 million thereafter.

Note 4:  Borrowings

        The following table sets forth our outstanding borrowings:

	June 30, 2010	December 31, 2009
	(Dollars in Millions)
Senior notes	$7,489	$4,492
Senior secured credit facility, net of unamortized discount of $7 million as of December 31, 2009	1,220	2,316

Total debt	8,709	6,808
Less: Current portion of long-term debt	(273)	(308)

Long-term debt	$8,436	$6,500

  2010 Financing Transactions

        On March 11, 2010, we issued $1,200 million in five year 3.550% senior notes due in 2015 at a 0.1% discount resulting in $1,199 million of proceeds, $1,300 million in 10 year 5.200% senior notes

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

due in 2020 at a 0.2% discount resulting in $1,298 million of proceeds and $500 million in 30 year 6.350% senior notes at a 0.1% discount resulting in $499 million of proceeds in private placement transactions. Principal on these senior notes is payable upon maturity, while interest is payable semi-annually commencing September 15, 2010. We incurred $17 million of debt issuance costs in connection with these transactions. The senior notes have been fully and unconditionally guaranteed, jointly and severally, by substantially all of our current and certain of our future domestic subsidiaries on a senior unsecured basis. Pursuant to a registration rights agreement with the initial purchasers of the senior notes, we filed an exchange offer registration statement permitting the existing holders of the senior notes to exchange their original senior notes for registered notes with identical terms, except that the registered notes are registered under the Securities Act of 1933, as amended and do not bear the legends restricting their transfer. We completed the exchange offer of these senior notes during the second quarter of 2010.

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

        Senior Notes.    The following table sets forth the outstanding balance and fair value of our senior notes as of:

	Outstanding Balance		Fair value
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
	(Dollars in millions)
4.750% senior notes due in 2014, net of unamortized discount of $2 million as of June 30, 2010 and $3 million as of December 31, 2009	$998	$997	$1,065	$1,017
6.375% senior notes due in 2015, includes unamortized bond premium of $2 million as of June 30, 2010 and December 31, 2009	1,002	1,002	1,036	1,038
3.550% senior notes due in 2015, net of unamortized discount of $1 million as of June 30, 2010	1,199	—	1,211	—
7.625% senior notes due in 2016	1,500	1,500	1,630	1,642
5.875% senior notes due in 2019, net of unamortized discount of $7 million as of June 30, 2010 and December 31, 2009	993	993	1,089	1,016
5.200% senior notes due in 2020, net of unamortized discount of $2 million as of June 30, 2010	1,298	—	1,357	—
6.350% senior notes due in 2040, net of unamortized discount of $1 million as of June 30, 2010	499	—	531	—

Total senior notes	$7,489	$4,492	$7,919	$4,713

        We calculated the fair values based on quoted market prices of our senior notes, which are Level 1 inputs under the accounting guidance.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

        All of our senior notes were issued by us and have been registered under the Securities Act of 1933, as amended. All of our senior notes are unsecured and have been fully and unconditionally guaranteed, jointly and severally, by substantially all of our current and certain of our future domestic subsidiaries on a senior unsecured basis, and additionally, our senior notes are rated as investment grade, with the exception of our 6.375% and 7.625% senior notes. Principal on the senior notes is payable upon maturity, while interest is payable semi-annually.

        Our notes payable and senior secured credit facility mature as follows: $181 million in the remainder of 2010, $98 million in 2011, $10 million in 2012, $931 million in 2013, $1,000 million in 2014 and $6,500 million thereafter. These amounts do not reflect potential prepayments that may be required under our senior secured credit facility, which could result from a computation that we are required to make at each year end under the credit agreement. We were not required to make a prepayment for the year ended December 31, 2009. The amount of interest accrued related to our outstanding debt was $86 million at June 30, 2010 and $47 million at December 31, 2009.

        Covenants and Restrictions.    The senior secured credit facility requires us to comply with certain financial covenants. The senior secured credit facility includes covenants that restrict our ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another entity, (vi) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the credit agreement. Additionally, the senior notes restrict our ability to, among other things, incur liens, merge or consolidate with another entity or sell, assign, lease or otherwise dispose of all or substantially all of our assets. Should we fail to comply with these covenants, all or a portion of our borrowings under the senior notes and senior secured credit facility could become immediately payable and our revolving credit facility could be terminated. At June 30, 2010, we were in compliance with all such covenants. The senior notes and senior secured credit facility also provide that the borrowings may be required to be prepaid if certain change-in-control events occur.

Note 5: Contingencies

  Litigation

        Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at June 30, 2010. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material adverse effect on our consolidated results of operations or financial position.

        During the six months ended June 30, 2010 an arbitration panel determined that, pursuant to a contractual indemnity provision, one of our vendors was required to reimburse us $19 million for legal fees and settlement payments incurred and pay accrued interest to us for patent infringement claims settled by us in previous periods. We received the cash payment during the six months ended June 30, 2010 and recorded $16 million as a reduction to "General and administrative expenses" and $3 million as "Interest income" in the Consolidated Statements of Operations.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

  Satellites

        We may purchase in-orbit and launch insurance to mitigate the potential financial impact of satellite launch and in-orbit failures if the premium costs are considered economic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on our ability to provide service. At June 30, 2010, the net book value of in-orbit satellites was $1,822 million, all of which was uninsured.

Note 6: Related Party Transactions

        In the ordinary course of our operations, we enter into transactions with related parties as discussed below.

DIRECTV and affiliates

        We determine our income taxes based upon our tax sharing agreement with our Parent, which generally provides that the current income tax liability or receivable be computed as if we were a separate taxpayer. Payments made to our Parent under this tax sharing arrangement were $425 million for the six months ended June 30, 2010 and $101 million for the six months ended June 30, 2009. We also receive an allocation of employee benefit expenses from DIRECTV Group. We believe that our consolidated financial statements reflect our cost of doing business in accordance with SEC Staff Accounting Bulletin No. 55, "Allocation of Expenses and Related Disclosures in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity."

        We paid cash dividends to our Parent in the amounts of $4,000 million during the six months ended June 30, 2010 and $1,000 million during the six months ended June 30, 2009 from available cash and cash equivalents.

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

Liberty Media, Liberty Global and Discovery Communications

        On June 16, 2010, our Parent completed a transaction, which we refer to as the Malone transaction, with Dr. John Malone, his wife and certain trusts for the benefit of his children, which we refer to as the Malones', which resulted in the reduction of the Malones voting interest in our Parent from approximately 24.3% to approximately 3% and Dr. Malone resigned from our Parent's Board of Directors.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

        Prior to the completion of the Malone Transaction, Dr. Malone was Chairman of the Board of Directors of DIRECTV and of Liberty Media and had an approximate 35% voting interest in Liberty Media. Additionally, Dr. Malone has an approximate 31% voting interest in Discovery Communications, Inc., or Discovery Communications, an approximate 40% voting interest in Liberty Global Inc., or Liberty Global, and serves as Chairman of Liberty Global, and certain of Liberty Media's management and directors also serve as directors of Discovery Communications or Liberty Global. As a result of this common ownership and management, transactions with Liberty Media, Discovery Communications and Liberty Global and their subsidiaries or equity method investees were considered to be related party transactions through the completion of the Malone Transaction. Our transactions with Liberty Media, Discovery Communications and Liberty Global consisted primarily of purchases of programming created, owned or distributed by Liberty Media and Discovery Communications and its subsidiaries and investees.

        The following table summarizes sales to, and purchases from, related parties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in Millions)
Sales:
Liberty Media and affiliates	$12	$13	$26	$25
Discovery Communications, Liberty Global and affiliates	2	1	5	4
DIRECTV and affiliates	2	—	4	—
Other	1	1	1	1

Total	$17	$15	$36	$30

Purchases:
Liberty Media and affiliates	$65	$87	$143	$174
Discovery Communications, Liberty Global and affiliates	50	55	111	108
DIRECTV and affiliates	15	—	27	1
Other	23	17	45	34

Total	$153	$159	$326	$317

        The following table sets forth the amount of accounts receivable from and accounts payable to related parties as of:

	June 30, 2010	December 31, 2009
	(Dollars in Millions)
Accounts receivable	$2	$23
Accounts payable	52	166

        The accounts receivable and accounts payable balances as of June 30, 2010 are primarily related to affiliates of our Parent and our equity method investments. The accounts receivable and accounts payable balances as of December 31, 2009 are primarily related to affiliates of Liberty Media.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 7:  Condensed Consolidating Financial Statements

        The following presents the condensed consolidating statements of operations for the three and six months ended June 30, 2010 and June 30, 2009, the condensed consolidating balance sheets as of June 30, 2010 and December 31, 2009, and the condensed consolidating statements of cash flows for the six months ended June 30, 2010 and 2009 of DIRECTV Holdings together with DIRECTV Financing or the Co-Issuers, and each of DIRECTV Holdings' material subsidiaries (other than DIRECTV Financing), or the Guarantor Subsidiaries, and the eliminations necessary to present DIRECTV Holdings' financial statements on a consolidated basis. These condensed consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of DIRECTV Holdings.

Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2010

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Revenues	$110	$4,934	$(110)	$4,934
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	2,019	—	2,019
Subscriber service expenses	—	325	—	325
Broadcast operations expenses	—	66	—	66
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	610	—	610
Upgrade and retention costs	—	259	—	259
General and administrative expenses	—	371	(110)	261
Depreciation and amortization expense	—	495	—	495

Total operating costs and expenses	—	4,145	(110)	4,035

Operating profit	110	789	—	899
Equity in income of consolidated subsidiaries	484	—	(484)	—
Interest income	1	—	—	1
Interest expense	(114)	(2)	—	(116)
Other, net	—	5	—	5

Income before income taxes	481	792	(484)	789
Income tax benefit (expense)	1	(308)	—	(307)

Net income	$482	$484	$(484)	$482

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2009

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Revenues	$81	$4,539	$(81)	$4,539
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	1,862	—	1,862
Subscriber service expenses	—	307	—	307
Broadcast operations expenses	—	67	—	67
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	597	—	597
Upgrade and retention costs	—	245	—	245
General and administrative expenses	—	297	(81)	216
Depreciation and amortization expense	—	593	—	593

Total operating costs and expenses	—	3,968	(81)	3,887

Operating profit	81	571	—	652
Equity in income of consolidated subsidiaries	350	—	(350)	—
Interest income	1	—	—	1
Interest expense	(81)	(4)	—	(85)
Other, net	—	7	—	7

Income before income taxes	351	574	(350)	575
Income tax expense	(1)	(224)	—	(225)

Net income	$350	$350	$(350)	$350

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2010

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Revenues	$201	$9,706	$(201)	$9,706
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	4,033	—	4,033
Subscriber service expenses	—	648	—	648
Broadcast operations expenses	—	135	—	135
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	1,205	—	1,205
Upgrade and retention costs	—	509	—	509
General and administrative expenses	—	677	(201)	476
Depreciation and amortization expense	—	993	—	993

Total operating costs and expenses	—	8,200	(201)	7,999

Operating profit	201	1,506	—	1,707
Equity in income of consolidated subsidiaries	925	—	(925)	—
Interest income	1	3	—	4
Interest expense	(209)	(4)	—	(213)
Other, net	(9)	9	—	—

Income before income taxes	909	1,514	(925)	1,498
Income tax benefit (expense)	6	(589)	—	(583)

Net income	$915	$925	$(925)	$915

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2009

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Revenues	$163	$8,842	$(163)	$8,842
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	3,670	—	3,670
Subscriber service expenses	—	608	—	608
Broadcast operations expenses	—	136	—	136
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	1,250	—	1,250
Upgrade and retention costs	—	519	—	519
General and administrative expenses	—	591	(163)	428
Depreciation and amortization expense	—	1,182	—	1,182

Total operating costs and expenses	—	7,956	(163)	7,793

Operating profit	163	886	—	1,049
Equity in income of consolidated subsidiaries	544	—	(544)	—
Interest income	3	—	—	3
Interest expense	(161)	(8)	—	(169)
Other, net	—	6	—	6

Income before income taxes	549	884	(544)	889
Income tax expense	(2)	(340)	—	(342)

Net income	$547	$544	$(544)	$547

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Balance Sheet
As of June 30, 2010

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
ASSETS
Total current assets	$842	$1,773	$(40)	$2,575
Satellites, net	—	1,844	—	1,844
Property and equipment, net	—	2,779	—	2,779
Goodwill	1,828	1,349	—	3,177
Intangible assets, net	—	521	—	521
Other assets	7,094	5,039	(11,896)	237

Total assets	$9,764	$13,305	$(11,936)	$11,133

LIABILITIES AND OWNER'S EQUITY
Total current liabilities	$381	$2,964	$(38)	$3,307
Long-term debt	8,436	—	—	8,436
Deferred income taxes	—	758	(217)	541
Other liabilities and deferred credits	2,541	445	(2,543)	443
Owner's equity (deficit)
Capital stock and additional paid-in capital	6	4,565	(4,565)	6
Retained earnings (Accumulated deficit)	(1,600)	4,573	(4,573)	(1,600)

Total owner's equity (deficit)	(1,594)	9,138	(9,138)	(1,594)

Total liabilities and owner's equity	$9,764	$13,305	$(11,936)	$11,133

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

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2010

	Co-Issuers	Guarantor Subsidiaries	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Cash flows from operating activities
Net cash provided by operating activities	$1,214	$727	$1,941

Cash flows from investing activities
Cash paid for property and equipment	—	(222)	(222)
Cash paid for subscriber leased equipment—subscriber acquisition	—	(246)	(246)
Cash paid for subscriber leased equipment—upgrade and retention	—	(152)	(152)
Cash paid for satellites	—	(69)	(69)
Investment in companies, net of cash acquired	—	(1)	(1)

Net cash used in investing activities	—	(690)	(690)

Cash flows from financing activities
Cash proceeds from debt issuance	2,996	—	2,996
Debt issuance costs	(16)	—	(16)
Repayment of long-term debt	(1,103)	—	(1,103)
Repayment of other long-term obligations	—	(48)	(48)
Cash dividend to Parent	(4,000)	—	(4,000)
Excess tax benefit from share-based compensation	—	8	8

Net cash used in financing activities	(2,123)	(40)	(2,163)

Net decrease in cash and cash equivalents	(909)	(3)	(912)
Cash and cash equivalents at beginning of the period	1,709	7	1,716

Cash and cash equivalents at the end of the period	$800	$4	$804

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2009

	Co-Issuers	Guarantor Subsidiaries	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Cash flows from operating activities
Net cash provided by operating activities	$914	$830	$1,744

Cash flows from investing activities
Cash paid for property and equipment	—	(219)	(219)
Cash paid for subscriber leased equipment—subscriber acquisition	—	(309)	(309)
Cash paid for subscriber leased equipment—upgrade and retention	—	(226)	(226)
Cash paid for satellites	—	(31)	(31)
Investment in companies, net of cash acquired	—	(4)	(4)

Net cash used in investing activities	—	(789)	(789)

Cash flows from financing activities
Repayment of long-term debt	(48)	—	(48)
Repayment of other long-term obligations	—	(44)	(44)
Cash dividend to Parent	(1,000)	—	(1,000)
Excess tax benefit from share-based compensation	—	4	4

Net cash used in financing activities	(1,048)	(40)	(1,088)

Net increase (decrease) in cash and cash equivalents	(134)	1	(133)
Cash and cash equivalents at beginning of the period	1,143	6	1,149

Cash and cash equivalents at the end of the period	$1,009	$7	$1,016

DIRECTV HOLDINGS LLC

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following management's discussion and analysis should be read in conjunction with our management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 26, 2010, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the SEC on May 7, 2010 and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

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

DIRECTV HOLDINGS LLC

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

BUSINESS OVERVIEW

        We are a wholly-owned subsidiary of DIRECTV and our subsidiaries include DIRECTV Enterprises, LLC and its wholly-owned subsidiaries and DIRECTV Financing Co., Inc. We acquire, promote, sell and distribute digital entertainment programming via satellite to residential and commercial subscribers. We are the largest provider of direct-to-home, or DTH, digital television services and the second largest provider in the multi-channel video programming distribution, or MVPD, industry in the United States. As of June 30, 2010, we had over 18.7 million subscribers.

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

        Upgrade and retention costs.    The majority of upgrade and retention costs are associated with upgrade efforts for existing subscribers that we believe will result in higher average monthly revenue per subscriber, or ARPU, and lower churn. Our upgrade efforts include subscriber equipment upgrade programs for DVR, HD and HD DVR receivers and local channels, our multiple set-top receiver offer and similar initiatives. Retention costs also include the costs of installing and providing hardware under our movers program for subscribers relocating to a new residence. Set-top receivers leased to existing subscribers under upgrade and retention programs are capitalized in "Property and equipment, net" in the Consolidated Balance Sheets and depreciated over their estimated useful lives. The amount of set-top receivers capitalized each period for upgrade and retention programs is included in "Cash paid for subscriber leased equipment—upgrade and retention" in the Consolidated Statements of Cash Flows.

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

DIRECTV HOLDINGS LLC

Results of Operations

        The following table sets forth our unaudited consolidated statements of operations and certain other operating data:

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

	Three Months Ended June 30,		Change
	2010	2009	$	%
	(Dollars in Millions)
Revenues	$4,934	$4,539	$395	8.7%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	2,019	1,862	157	8.4%
Subscriber service expenses	325	307	18	5.9%
Broadcast operations expenses	66	67	(1)	(1.5)%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	610	597	13	2.2%
Upgrade and retention costs	259	245	14	5.7%
General and administrative expenses	261	216	45	20.8%
Depreciation and amortization expense	495	593	(98)	(16.5)%

Total operating costs and expenses	4,035	3,887	148	3.8%

Operating profit	899	652	247	37.9%
Interest income	1	1	—	0.0%
Interest expense	(116)	(85)	(31)	36.5%
Other, net	5	7	(2)	(28.6)%

Income before income taxes	789	575	214	37.2%
Income tax expense	(307)	(225)	(82)	36.4%

Net income	$482	$350	$132	37.7%

Other Data:
Operating profit before depreciation and amortization(1)
Operating profit	$899	$652	$247	37.9%
Add: Depreciation and amortization expense	495	593	(98)	(16.5)%

Operating profit before depreciation and amortization	$1,394	$1,245	$149	12.0%

Operating profit before depreciation and amortization—margin(1)	28.3%	27.4%	NA	3.3%
Cash Flow Information
Net cash provided by operating activities	$661	$809	$(148)	(18.3)%
Net cash used in investing activities	(377)	(351)	(26)	7.4%
Net cash used in financing activities	(617)	(1,054)	437	41.5%

DIRECTV HOLDINGS LLC

	Three Months Ended June 30,		Change
	2010	2009	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Free cash flow(2)
Net cash provided by operating activities	$661	$809	$(148)	(18.3)%
Less: Cash paid for property and equipment	(113)	(116)	3	(2.6)%
Cash paid for subscriber leased equipment—subscriber acquisitions	(131)	(130)	(1)	0.8%
Cash paid for subscriber leased equipment—upgrade and retention	(71)	(90)	19	(21.1)%
Cash paid for satellites	(61)	(14)	(47)	335.7%

Free cash flow	$285	$459	$(174)	(37.9)%

Subscriber data
Total number of subscribers (000's)	18,760	18,305	455	2.5%
ARPU	$87.90	$83.16	$4.74	5.7%
Average monthly subscriber churn %	1.51%	1.51%	—	0.0%
Gross subscriber additions (000's)	946	1,048	(102)	(9.7)%
Subscriber disconnections (000's)	846	824	22	2.7%
Net subscriber additions (000's)	100	224	(124)	(55.4)%
Average subscriber acquisition costs—per subscriber (SAC)	$783	$694	$89	12.8%

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

DIRECTV HOLDINGS LLC

(2)
Free cash flow, which is a financial measure that is not determined in accordance with GAAP, can be calculated by deducting amounts under the captions "Cash paid for property and equipment," "Cash paid for subscriber leased equipment-subscriber acquisitions," "Cash paid for subscriber leased equipment-upgrade and retention," and "Cash paid for satellites" from "Net cash provided by operating activities" from the Consolidated Statements of Cash Flows. This financial measure should be used in conjunction with other GAAP financial measures and is not presented as an alternative measure of cash flows from operating activities, as determined in accordance with GAAP. Our management and DIRECTV use free cash flow to evaluate the cash generated by our current subscriber base, net of capital expenditures, for the purpose of allocating resources to activities such as adding new subscribers, retaining and upgrading existing subscribers, for additional capital expenditures and other capital investments or transactions and as a measure of performance for incentive compensation purposes. We believe this measure is useful to investors, along with other GAAP measures (such as cash flows from operating and investing activities), to compare our operating performance to other communications, entertainment and media companies. We believe that investors also use current and projected free cash flow to determine the ability of revenues from our current and projected subscriber base to fund required and discretionary spending and to help determine our financial value.

        Subscribers.    In the second quarter of 2010, gross subscriber additions decreased compared to the second quarter of 2009 primarily due to lower additions from our regional telephone company partners and a more challenging competitive environment . Additionally, in the second quarter of 2009 gross subscriber additions benefited from the transition to digital broadcast. Net subscriber additions decreased as the lower gross additions were coupled with a higher number of disconnections associated with the larger subscriber base.

        Revenues.    Our revenues increased as a result of the larger subscriber base and higher ARPU. The increase in ARPU resulted primarily from price increases on programming packages, higher HD and DVR service fees as well as higher premium, pay-per-view and advertising sales partially offset by more competitive promotions for both new and existing customers.

        Operating profit before depreciation and amortization.    The improvement of operating profit before depreciation and amortization was primarily due to the gross profit generated from the higher revenues, partially offset by higher general and administrative costs, primarily due to increased legal and bad debt costs and lower compensation costs in the second quarter of 2009 as a result of the resignation of our former Chief Executive Officer.

        Broadcast programming and other costs increased due to annual program supplier rate increases and the larger number of subscribers. Subscriber service expenses increased in the second quarter of 2010 compared to the second quarter of 2009 primarily due to the higher number of subscribers.

        Subscriber acquisition costs increased primarily due to increased installation costs from an increase in subscriber demand for advanced products over the second quarter of 2009. SAC per subscriber, which includes the cost of capitalized set-top receivers, increased primarily due to increased subscriber demand for advanced products over the second quarter of 2009, coupled with increased dealer commissions and advertising costs. Under our lease program we capitalized $131 million of set-top receivers in the second quarter of 2010 and $130 million in the second quarter of 2009.

        Upgrade and retention costs increased in the second quarter of 2010 due to increased marketing costs. Under our lease program we capitalized $71 million of set-top receivers in the second quarter of 2010 and $90 million the second quarter of 2009 for subscriber upgrades.

DIRECTV HOLDINGS LLC

        Operating profit.    The increase in operating profit was primarily due to higher operating profit before depreciation and amortization, coupled with lower depreciation and amortization expense due to the completion of the amortization of a subscriber related intangible asset and decreased subscriber equipment capitalization.

        Interest expense.    The increase in interest expense was from an increase in the average debt balance compared to 2009, partially offset by a decrease in weighted average interest rates.

        Income tax expense.    The increase in income tax expense was primarily due to the higher income before income taxes.

DIRECTV HOLDINGS LLC

Six Months Ended June 30, 2010 Compared with the Six Months Ended June 30, 2009

	Six Months Ended June 30,		Change
	2010	2009	$	%
	(Dollars in Millions)
Revenues	$9,706	$8,842	$864	9.8%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	4,033	3,670	363	9.9%
Subscriber service expenses	648	608	40	6.6%
Broadcast operations expenses	135	136	(1)	(0.7)%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	1,205	1,250	(45)	(3.6)%
Upgrade and retention costs	509	519	(10)	(1.9)%
General and administrative expenses	476	428	48	11.2%
Depreciation and amortization expense	993	1,182	(189)	(16.0)%

Total operating costs and expenses	7,999	7,793	206	2.6%

Operating profit	1,707	1,049	658	62.7%
Interest income	4	3	1	33.3%
Interest expense	(213)	(169)	(44)	26.0%
Other, net	—	6	(6)	(100.0)%

Income before income taxes	1,498	889	609	68.5%
Income tax expense	(583)	(342)	(241)	70.5%

Net income	$915	$547	$368	67.3%

Other Data:
Operating profit before depreciation and amortization(1)
Operating profit	$1,707	$1,049	$658	62.7%
Add: Depreciation and amortization expense	993	1,182	(189)	(16.0)%

Operating profit before depreciation and amortization	$2,700	$2,231	$469	21.0%

Operating profit before depreciation and amortization—margin(1)	27.8%	25.2%	NA	10.2%
Cash Flow Information
Net cash provided by operating activities	$1,941	$1,744	$197	11.3%
Net cash used in investing activities	(690)	(789)	99	(12.5)%
Net cash used in financing activities	(2,163)	(1,088)	(1,075)	98.8%

DIRECTV HOLDINGS LLC

	Six Months Ended June 30,		Change
	2010	2009	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Free cash flow(2)
Net cash provided by operating activities	$1,941	$1,744	$197	11.3%
Less: Cash paid for property and equipment	(222)	(219)	(3)	1.4%
Cash paid for subscriber leased equipment—subscriber acquisitions	(246)	(309)	63	(20.4)%
Cash paid for subscriber leased equipment—upgrade and retention	(152)	(226)	74	(32.7)%
Cash paid for satellites	(69)	(31)	(38)	122.6%

Free cash flow	$1,252	$959	$293	30.6%

Subscriber data
Total number of subscribers (000's)	18,760	18,305	455	2.5%
ARPU	$86.69	$81.86	$4.83	5.9%
Average monthly subscriber churn %	1.49%	1.42%	—	4.9%
Gross subscriber additions (000's)	1,871	2,223	(352)	(15.8)%
Subscriber disconnections (000's)	1,671	1,539	132	8.6%
Net subscriber additions (000's)	200	684	(484)	(70.8)%
Average subscriber acquisition costs—per subscriber (SAC)	$776	$701	$75	10.7%

        Subscribers.    In the first half of 2010, gross subscriber additions decreased compared to the first half of 2009 primarily due to the impact of the transition to digital broadcast in the first half of 2009, lower additions from our regional telephone company partners and a more challenging competitive environment. Net subscriber additions decreased as the lower gross additions were coupled with a higher number of disconnections due to a higher average monthly subscriber churn rate on the larger subscriber base. The increase in churn was principally due to stricter upgrade and retention policies for existing customers as well as more aggressive competitor promotions.

        Revenues.    Our revenues increased as a result of the larger subscriber base and higher ARPU. The increase in ARPU resulted primarily from price increases on programming packages, higher HD and DVR service fees and increased sports programming revenue due to one week of NFL SUNDAY TICKET™ revenue in 2010, partially offset by more competitive promotions for both new and existing customers.

        Operating profit before depreciation and amortization.    The improvement of operating profit before depreciation and amortization was primarily due to the gross profit generated from the higher revenues, as well as lower subscriber acquisition and upgrade and retention costs, partially offset by higher general and administrative expenses primarily from increased bad debt expense and increased labor and benefit costs.

        Broadcast programming and other costs increased due to annual program supplier rate increases, the larger number of subscribers and increased NFL programming costs due to one week of programming in 2010. Subscriber service expenses increased in the first half of 2010 compared to the first half of 2009 primarily due to the higher number of subscribers.

DIRECTV HOLDINGS LLC

        Subscriber acquisition costs decreased primarily due to the lower gross additions. SAC per subscriber, which includes the cost of capitalized set-top receivers, increased primarily due to increased subscriber demand for advanced products over the first half of 2009, coupled with increased dealer commissions and increased marketing costs per subscriber added. Under our lease program we capitalized $246 million of set-top receivers in the first half of 2010 and $309 million of set-top receivers in the first half 2009.

        Upgrade and retention costs decreased in the first half of 2010 due to a lower volume of advanced equipment upgrades partially offset by increased marketing expense. Under our lease program we capitalized $152 million of set-top receivers in the first half of 2010 and $226 million the first half of 2009 for subscriber upgrades.

        Operating profit.    The increase in operating profit was primarily due to higher operating profit before depreciation and amortization, coupled with lower depreciation and amortization expense due to the completion of the amortization of a subscriber related intangible asset and decreased subscriber equipment capitalization.

        Interest expense.    The increase in interest expense was from an increase in the average debt balance compared to 2009, partially offset by a decrease in weighted average interest rates.

        Income tax expense.    The increase in income tax expense was primarily due to the higher income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 2010, our cash and cash equivalents totaled $804 million compared with $1,716 million at December 31, 2009. The $912 million decrease resulted primarily from the $4,000 million in dividends paid to our Parent, $1,103 million of cash used to repay long-term debt and $689 million of cash paid for property, equipment and satellites, partially offset by $2,996 million of cash proceeds from the issuance of senior notes and $1,941 million in cash provided by operating activities.

        As of June 30, 2010 we had the ability to borrow up to $500 million under our existing credit facility, which is available until April 2011. We are subject to restrictive covenants under the credit facility. These covenants limit our ability and our respective subsidiaries to, among other things; make restricted payments, including dividends, loans or advances to our Parent.

        As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) was 0.78 at June 30, 2010 and 1.05 at December 31, 2009. At June 30, 2010, we had negative working capital of $732 million due primarily to $4.0 billion in dividends paid to our Parent and $1.1 billion of debt repayments during the first half of 2010.

        We believe that our existing cash balances and cash provided by operations will be sufficient to fund our existing business plan , cash and working capital requirements. We have received capital contributions and have borrowed amounts from our Parent in the past to fund certain transactions. We may also provide dividends to our Parent or fund other cash requirements, including additional share repurchase programs or other distributions to its stockholders, or to fund strategic investment opportunities should they arise. We may use available cash and cash equivalents, cash from operations, or incur additional borrowings, which may include borrowings under our $500 million revolving credit facility, to fund such dividends or fund strategic investment opportunities.

DIRECTV HOLDINGS LLC

Borrowings

        At June 30, 2010, we had $8,709 million in total outstanding borrowings, bearing a weighted average interest rate of 5.1%. Our outstanding borrowings primarily consist of notes payable and amounts borrowed under a senior secured credit facility as more fully described in Note 4 of the Notes to the Consolidated Financial Statements in Item 1, Part I of this Quarterly Report and in Note 7 to the Notes to the Consolidated Financial Statements in Item 8, Part II of our 2009 Form 10-K.

        Our notes payable and senior secured credit facility mature as follows: $181 million in the remainder of 2010, $98 million in 2011, $10 million in 2012, $931 million in 2013, $1,000 million in 2014 and $6,500 million thereafter. These amounts do not reflect potential prepayments that may be required under our senior secured credit facility, which could result from a computation that we are required to make at each year end under the credit agreement. We were not required to make a prepayment for the year ended December 31, 2009.

        Covenants and Restrictions.    The senior secured credit facility requires us to comply with certain financial covenants. The senior secured credit facility includes covenants that restrict our ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another entity, (vi) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the credit agreement. Additionally, the senior notes restrict our ability to, among other things, incur liens, merge or consolidate with another entity or sell, assign, lease or otherwise dispose of all or substantially all of our assets. Should we fail to comply with these covenants, all or a portion of our borrowings under the senior notes and senior secured credit facility could become immediately payable and our revolving credit facility could be terminated. At June 30, 2010, we were in compliance with all such covenants.

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

        Currently, we have the following security ratings:

	Senior Secured	Senior Unsecured	Corporate	Outlook
Standard & Poor's	BBB-	BBB-	BBB-	Stable
Moody's	Baa1	Baa2	Baa2	Stable
Fitch	BBB	BBB-	BBB-	Stable

CONTRACTUAL OBLIGATIONS

        The following table sets forth our contractual obligations as of June 30, 2010, including the future periods in which payments are expected. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements in Part I, Item 1 referenced in the table below and

DIRECTV HOLDINGS LLC

the Notes to the Consolidated Financial Statements in Part II, Item 8 in our Form 10-K for the year ended December 31, 2009.

			Payments due by period		2015 and thereafter
Contractual Obligations	Total	2010	2011-2012	2013-2014
	(Dollars in Millions)
Long-term debt obligations (Note 4)(a)	$12,389	$405	$994	$2,788	$8,202
Purchase obligations(b)	8,002	959	3,711	2,662	670
Operating lease obligations(c)	285	33	84	52	116
Other long-term liabilities reflected on the Consolidated Balance Sheets under GAAP(d)	147	51	71	13	12

Total	$20,823	$1,448	$4,860	$5,515	$9,000

(a)
Long-term debt obligations include interest calculated based on the rates in effect at June 30, 2010, however, the obligations do not reflect potential prepayments that may be required under our senior secured credit facility, if any, or permitted under our indentures.

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

(d)
Payments due by period for other long-term liabilities reflected on the Consolidated Balance Sheet under GAAP do not include payments that could be made related to our net unrecognized tax benefits liability, which amounted to $53 million as of June 30, 2010. The timing and amount of any future payments is not reasonably estimable, as such payments are dependent on the completion and resolution of examinations with tax authorities. We do not expect a significant payment related to these obligations within the next twelve months.

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

*    *    *

ITEM 4T.    CONTROLS AND PROCEDURES

        We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q under the supervision and with the participation of management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

*    *    *

DIRECTV HOLDINGS LLC

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

(a)
Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we became or were a party during the quarter ended June 30, 2010 or subsequent thereto, but before the filing of this report, are summarized below:

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

        From time to time, we receive investigative inquiries or subpoenas from state and federal authorities with respect to alleged violations of state and federal statutes. These inquiries may lead to legal proceedings in some cases. Currently, we are the subject of an investigation by a multistate group of state attorneys general regarding alleged violations of their respective state consumer protection statutes. The state of Washington, originally a part of the multistate group, filed an action in Washington state court in December 2009 seeking injunctive relief and civil penalties of up to $2,000 per violation of Washington's Consumer Protection Act. The multistate investigation and the Washington lawsuit allege a variety of purported violations of the statutes, but primarily allege that we do not adequately disclose the terms and conditions of consumer offers, including subscriber commitments and early cancellation fees. We have also received a request for information from the Federal Trade Commission, or FTC, on similar issues. We are cooperating with the multistate group and the FTC by providing information about our sales and marketing practices and customer complaints. We are defending the Washington lawsuit.

        Other.    We are subject to other legal proceedings and claims that arise in the ordinary course of our business. The amount of ultimate liability with respect to such actions is not expected to materially affect our financial position, results of operations or liquidity.

(b)
No previously reported legal proceedings were terminated during the second quarter ended June 30, 2010.

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

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIRECTV HOLDINGS LLC (Registrant)
Date: August 5, 2010	By:	/s/ PATRICK T. DOYLE Patrick T. Doyle (Duly Authorized Officer and Executive Vice President and Chief Financial Officer)
DIRECTV FINANCING CO., INC. (Registrant)
Date: August 5, 2010	By:	/s/ PATRICK T. DOYLE Patrick T. Doyle (Duly Authorized Officer and Executive Vice President and Chief Financial Officer)