Form 10-K/A
period 2009-12-31
DIRECTV FINANCING CO INC; DIRECTV HOLDINGS LLC
filed 2010-08-10
CIK 1234307, 1234308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1
TO
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

EXPLANATORY NOTE

        On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act repealed Rule 436(g) promulgated under the Securities Act of 1933, as amended (the "Securities Act"), thereby eliminating the exemption from the expert consent and liability provisions under the Securities Act for any credit ratings issued by a "nationally recognized statistical rating organization." As a result, companies that wish to include certain information relating to their ratings in periodic reports that may be incorporated by reference into future registration statements or prospectuses must obtain the consent of the applicable rating agencies. The rating agencies have indicated that they are not providing any consents at this time. The Staff of the Securities and Exchange Commission issued new Compliance & Disclosure Interpretations on July 22, 2010 stating that information constituting "issuer disclosure-related ratings information" will be permitted without the need for rating agencies' consent. This Annual Report on Form 10-K/A modifies our original filing to delete our previous disclosure concerning our credit ratings as it may not be considered to constitute "issuer disclosure-related ratings information."

DIRECTV HOLDINGS LLC

CAUTIONARY STATEMENT FOR PURPOSE OF THE "SAFE HARBOR" PROVISIONS OF
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        This Annual Report on Form 10-K/A may contain certain statements that we believe are, or may be considered to be, "forward-looking statements" within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as we "believe," "expect," "estimate," "anticipate," "intend," "plan," "foresee," "project" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to certain risks and uncertainties, including, without limitation, risk factors discussed in more detail in Item 1A of this Annual Report, which could cause our actual results to differ materially from historical results or from those expressed or implied by the relevant forward-looking statement. The forward-looking statements included in this Annual Report are made only as of the date of this Annual Report and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

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

        The purchase of our 8.375% senior notes resulted in a 2009 pre-tax charge of $34 million, $21 million after tax, of which $27 million resulted from the premium paid for redemption of our 8.375% senior notes and $7 million resulted from the write-off of deferred debt issuance costs and other transaction costs. The charge was recorded in "Other, net" in our Consolidated Statements of Operations.

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

***

DIRECTV HOLDINGS LLC

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

***

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        We carried out an evaluation as of the end of the year covered by this Annual Report on Form 10-K/A under the supervision and with the participation of management, including our principal executive officers and financial officers, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, our principal executive officers and our financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

        "Audit Fees" are fees Deloitte & Touche LLP bills us for professional services for the audit of our consolidated financial statements included in Form 10-K/A and review of our consolidated financial statements included in Form 10-Qs. Deloitte & Touche LLP bills us for "Audit-Related Services," which are principally for accounting consultations and assurance and related services associated with our financing transactions. DIRECTV engages our accountant on our behalf to render audit and non-audit services for us.

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

*
Incorporated by reference.

***
Furnished not filed.

DIRECTV HOLDINGS LLC

****
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

        A copy of any of the exhibits included in this Annual Report on Form 10-K/A, other than those as to which confidential treatment has been granted by the Securities and Exchange Commission, upon payment of a fee to cover the reasonable expenses of furnishing such exhibits, may be obtained by written request to us at the address set forth on the front cover, attention General Counsel.

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

DIRECTV HOLDINGS LLC (Registrant)
Date: August 10, 2010	By:	/s/ PATRICK T. DOYLE Patrick T. Doyle Duly Authorized Officer and Executive Vice President and Chief Financial Officer

DIRECTV HOLDINGS LLC

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DIRECTV FINANCING CO., INC. (Registrant)
Date: August 10, 2010	By:	/s/ PATRICK T. DOYLE Patrick T. Doyle Duly Authorized Officer and Executive Vice President and Chief Financial Officer

DIRECTV HOLDINGS LLC

EXHIBIT INDEX

Exhibit Number	Exhibit Name
31.1	Certification of Chief Executive Officer of DIRECTV Holdings LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ("Section 302").
31.2	Certification of Chief Financial Officer of DIRECTV Holdings LLC pursuant to Section 302.
31.3	Certification of Chief Executive Officer of DIRECTV Financing Co., Inc. pursuant to Section 302.
31.4	Certification of Chief Financial Officer of DIRECTV Financing Co., Inc. pursuant to Section 302.
32.1	Certification of the Chief Executive Officer of DIRECTV Holdings LLC pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ("Section 906").
32.2	Certification of the Chief Financial Officer of DIRECTV Holdings LLC pursuant to Section 906.
32.3	Certification of the Chief Executive Officer of DIRECTV Financing Co., Inc. pursuant to Section 906.
32.4	Certification of the Chief Financial Officer of DIRECTV Financing Co., Inc. pursuant to Section 906.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

        A copy of any of the exhibits included in this Annual Report on Form 10-K/A, other than those as to which confidential treatment has been granted by the Securities and Exchange Commission, upon payment of a fee to cover the reasonable expenses of furnishing such exhibits, may be obtained by written request to us at the address set forth on the front cover, attention General Counsel.