Form 10-Q/A
period 2010-06-30
DIRECTV FINANCING CO INC; DIRECTV HOLDINGS LLC
filed 2010-08-10
CIK 1234307, 1234308

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

DIRECTV HOLDINGS LLC

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following management's discussion and analysis should be read in conjunction with our management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K/A for the year ended December 31, 2009 filed with the SEC on August 10, 2010, our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2010 filed with the SEC on August 10, 2010 and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

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