Form 10-Q
period 2010-09-30
DIRECTV FINANCING CO INC; DIRECTV HOLDINGS LLC
filed 2010-11-05
CIK 1234307, 1234308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
or
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

DIRECTV HOLDINGS LLC

DIRECTV HOLDINGS LLC

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in Millions)
Revenues	$5,031	$4,703	$14,737	$13,545
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	2,125	1,998	6,158	5,668
Subscriber service expenses	351	338	999	946
Broadcast operations expenses	68	70	203	206
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	724	621	1,929	1,871
Upgrade and retention costs	306	266	815	785
General and administrative expenses	265	231	741	659
Depreciation and amortization expense	472	568	1,465	1,750

Total operating costs and expenses	4,311	4,092	12,310	11,885

Operating profit	720	611	2,427	1,660
Interest income	—	1	4	4
Interest expense	(131)	(85)	(344)	(254)
Other, net	(9)	(19)	(9)	(13)

Income before income taxes	580	508	2,078	1,397
Income tax expense	(228)	(197)	(811)	(539)

Net income	$352	$311	$1,267	$858

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2010	December 31, 2009
	(Dollars in Millions)
ASSETS
Current assets
Cash and cash equivalents	$1,466	$1,716
Accounts receivable, net of allowances of $57 and $29	1,541	1,421
Inventories	167	200
Deferred income taxes	—	60
Prepaid expenses and other	346	163

Total current assets	3,520	3,560
Satellites, net	1,812	1,870
Property and equipment, net	2,804	2,998
Goodwill	3,176	3,167
Intangible assets, net	508	582
Other assets	238	231

Total assets	$12,058	$12,408

LIABILITIES AND OWNER'S EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,737	$2,727
Unearned subscriber revenues and deferred credits	468	353
Current portion of long-term debt	—	308

Total current liabilities	3,205	3,388
Long-term debt	10,471	6,500
Deferred income taxes	624	559
Other liabilities and deferred credits	481	510
Commitments and contingencies
Owner's equity (deficit)
Capital stock and additional paid-in capital	14	1,076
Retained earnings (Accumulated deficit)	(2,737)	375

Total owner's equity (deficit)	(2,723)	1,451

Total liabilities and owner's equity	$12,058	$12,408

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
	(Dollars in Millions)
Cash Flows from Operating Activities
Net income	$1,267	$858
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,465	1,750
Amortization of deferred revenues and deferred credits	(27)	(38)
Share-based compensation expense	50	31
Deferred income taxes	193	182
Other	25	20
Change in other operating assets and liabilities:
Accounts receivable	(103)	53
Inventories	33	(33)
Prepaid expenses and other	(185)	(62)
Accounts payable and accrued liabilities	5	(196)
Unearned subscriber revenue and deferred credits	115	134
Other, net	(19)	(69)

Net cash provided by operating activities	2,819	2,630

Cash Flows from Investing Activities
Cash paid for property and equipment	(349)	(336)
Cash paid for subscriber leased equipment—subscriber acquisitions	(437)	(445)
Cash paid for subscriber leased equipment—upgrade and retention	(232)	(321)
Cash paid for satellites	(99)	(40)
Investment in companies, net of cash acquired aid for satellites	(1)	(11)
Other	3	—

Net cash used in investing activities	(1,115)	(1,153)

Cash Flows from Financing Activities
Cash proceeds from debt issuance	5,978	1,990
Debt issuance costs	(44)	(12)
Repayment of long-term debt	(2,323)	(661)
Repayment of other long-term obligations	(73)	(66)
Cash dividends to Parent	(5,500)	(1,500)
Excess tax benefit from share-based compensation	8	4

Net cash used in financing activities	(1,954)	(245)

Net increase (decrease) in cash and cash equivalents	(250)	1,232
Cash and cash equivalents at beginning of the period	1,716	1,149

Cash and cash equivalents at end of the period	$1,466	$2,381

Supplemental cash flow information
Cash paid for interest	$248	$224
Cash paid for income taxes	717	375

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

        We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal recurring items) that are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2009 filed with the Securities and Exchange Commission, or SEC, on August 10, 2010, our Quarterly Reports on Form 10-Q/A for the quarter ended March 31, 2010 and for the quarter ended June 30, 2010 filed with the SEC on August 10, 2010 and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

Note 2: Accounting Change and New Accounting Standard

  Accounting Change

        On January 1, 2010, we adopted the revisions issued by the Financial Accounting Standards Board, or FASB, to consolidation accounting standards for variable interest entities, or VIEs. The new standard replaces the quantitative- based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity. Instead, the new approach is qualitative and focused on identifying which enterprise has the power to direct the activities of a VIE that most significantly impact the entity's performance and (1) the obligation to absorb the losses of an entity or (2) the right to receive benefits from the entity. As a result of the changed requirements, it is possible that an entity's previous assessment of a VIE will change, and the standard now requires ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. Disclosure requirements under the new standard have been enhanced, and now include disclosure of the method the entity used to determine whether they are the primary beneficiary of the VIE. The adoption of these changes did not have an effect on our consolidated results of operations and financial position.

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

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

adoption of the revised standard to have an effect on our consolidated results of operations and financial position, when adopted, as required, on January 1, 2011.

Note 3: Intangible Assets

        The following table sets forth the amounts recorded for intangible assets as of the periods presented:

	Estimated Useful Lives (years)	September 30, 2010			December 31, 2009
		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
		(Dollars in Millions)
Orbital slots	Indefinite	$432		$432	$432		$432
72.5° WL orbital license	5	—	$—	—	219	$219	—
Subscriber related	5-10	12	4	8	1,348	1,309	39
Dealer network	15	130	97	33	130	90	40
Distribution rights	7	334	299	35	334	263	71

Total intangible assets		$908	$400	$508	$2,463	$1,881	$582

        The following table sets forth amortization expense for intangible assets for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in Millions)
Amortization expense	$16	$72	$77	$248

        Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $14 million for the remainder of 2010, $34 million in 2011, $11 million in 2012, $11 million in 2013, $5 million in 2014 and $1 million thereafter.

Note 4: Borrowings

        The following table sets forth our outstanding borrowings:

	September 30, 2010	December 31, 2009
	(Dollars in Millions)
Senior notes	$10,471	$4,492
Senior secured credit facility, net of unamortized discount of $7 million as of December 31, 2009	—	2,316

Total debt	10,471	6,808
Less: Current portion of long-term debt	—	(308)

Long-term debt	$10,471	$6,500

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

        As discussed below, in financing transactions in March and August 2010, we repaid the remaining balance of the Term Loans under our senior secured credit facility. As of September 30, 2010, we had the ability to borrow up to $500 million under our existing credit facility.

  2010 Financing Transactions

        On August 17, 2010, pursuant to a registration statement, we issued $750 million in five year 3.125% senior notes due in 2016 at a 0.1% discount resulting in $750 million of proceeds, $1,000 million in 10 year 4.600% senior notes due in 2021 at a 0.1% discount resulting in $999 million of proceeds and $1,250 million in 30 year 6.000% senior notes at a 1.3% discount resulting in $1,233 million of proceeds. Principal on these senior notes is payable upon maturity, while interest is payable semi-annually commencing February 15, 2011. We incurred $19 million of debt issuance costs in connection with these transactions.

        On August 20, 2010, we repaid the $1,220 million of remaining principal on Term Loans A and B of its senior secured credit facility. The repayment of Term Loans A and B resulted in a third quarter 2010 pre-tax charge of $7 million, $4 million after tax, resulting from the write-off of deferred debt issuance and other transaction costs. The charge was recorded in "Other, net" in our Consolidated Statements of Operations.

        On March 11, 2010, we issued $1,200 million in five year 3.550% senior notes due in 2015 at a 0.1% discount resulting in $1,199 million of proceeds, $1,300 million in 10 year 5.200% senior notes due in 2020 at a 0.2% discount resulting in $1,298 million of proceeds and $500 million in 30 year 6.350% senior notes at a 0.1% discount resulting in $499 million of proceeds in private placement transactions. Principal on these senior notes is payable upon maturity, while interest is payable semi-annually commencing September 15, 2010. We incurred $17 million of debt issuance costs in connection with these transactions. We completed the exchange offer of these senior notes, which resulted in the exchanged senior notes being registered under the Securities Act of 1933, as amended, during the second quarter of 2010.

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

  2009 Financing Transactions

        On September 22, 2009, we issued $1,000 million in five-year 4.750% senior notes due in 2014 at a 0.3% discount resulting in $997 million of proceeds and $1,000 million in 10 year 5.875% senior notes due in 2019 at a 0.7% discount resulting in $993 million of proceeds in private placement transactions. Principal on these senior notes is payable upon maturity, while interest is payable semi-annually commencing April 1, 2010. We incurred $14 million of debt issuance costs in connection with these transactions. We completed the exchange offer of these senior notes, which resulted in the senior notes being registered under the Securities Act of 1933, as amended, during the second quarter of 2010.

        On September 22, 2009, we purchased, pursuant to a tender offer, $583 million of its then outstanding $910 million 8.375% senior notes at a price of 103.125% plus accrued and unpaid interest,

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

for a total of $603 million. On September 23, 2009, we exercised its right to redeem the remaining $327 million of the 8.375% senior notes at a price of 102.792% plus accrued and unpaid interest. On October 23, 2009, we redeemed the remaining $327 million of its 8.375% senior notes at a price of 102.792% plus accrued and unpaid interest for a total of $339 million.

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

        Senior Notes.    The following table sets forth the outstanding balance and fair value of our senior notes as of:

	Outstanding Balance		Fair value
	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
	(Dollars in millions)
4.750% senior notes due in 2014, net of unamortized discount of $2 million as of September 30, 2010 and $3 million as of December 31, 2009	$998	$997	$1,087	$1,017
6.375% senior notes due in 2015, includes unamortized bond premium of $2 million as of September 30, 2010 and December 31, 2009	1,002	1,002	1,039	1,038
3.550% senior notes due in 2015, net of unamortized discount of $1 million as of September 30, 2010	1,199	—	1,242	—
3.125% senior notes due in 2016	750	—	757	—
7.625% senior notes due in 2016	1,500	1,500	1,668	1,642
5.875% senior notes due in 2019, net of unamortized discount of $7 million as of September 30, 2010 and December 31, 2009	993	993	1,134	1,016
5.200% senior notes due in 2020, net of unamortized discount of $2 million as of September 30, 2010	1,298	—	1,411	—
4.600% senior notes due in 2021, net of unamortized discount of $1 million as of September 30, 2010	999	—	1,031	—
6.350% senior notes due in 2040, net of unamortized discount of $1 million as of September 30, 2010	499	—	552	—
6.000% senior notes due in 2040, net of unamortized discount of $17 million as of September 30, 2010	1,233	—	1,295	—

Total senior notes	$10,471	$4,492	$11,216	$4,713

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

        We calculated the fair values based on quoted market prices of our senior notes, which are Level 1 inputs under the accounting guidance.

        All of our senior notes were issued by us and have been registered under the Securities Act of 1933, as amended. All of our senior notes are unsecured and have been fully and unconditionally guaranteed, jointly and severally, by substantially all of our current and certain of our future domestic subsidiaries on a senior unsecured basis, and additionally, our senior notes are rated as investment grade. Principal on the senior notes is payable upon maturity, while interest is payable semi-annually.

        Our notes payable mature as follows: $1,000 million in 2014 and $9,500 million thereafter. Borrowings under our existing senior secured credit facility are subject to prepayments based on a computation that we are required to make at each year end under the credit agreement. We were not required to make a prepayment for the year ended December 31, 2009. The amount of interest accrued related to our outstanding debt was $138 million at September 30, 2010 and $47 million at December 31, 2009.

        Covenants and Restrictions.    The senior secured credit facility requires us to comply with certain financial covenants. The senior secured credit facility includes covenants that restrict our ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another entity, (vi) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the credit agreement. Additionally, the senior notes restrict our ability to, among other things, incur liens, merge or consolidate with another entity or sell, assign, lease or otherwise dispose of all or substantially all of our assets. Should we fail to comply with these covenants, all or a portion of our borrowings under the senior notes could become immediately payable and our revolving credit facility could be terminated. At September 30, 2010, we were in compliance with all such covenants. The senior notes and senior secured credit facility also provide that the borrowings may be required to be prepaid if certain change-in-control events occur.

Note 5: Contingencies

  Litigation

        Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at September 30, 2010. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material adverse effect on our consolidated results of operations or financial position.

        During the nine months ended September 30, 2010 an arbitration panel determined that, pursuant to a contractual indemnity provision, one of our vendors was required to reimburse us $19 million for legal fees and settlement payments incurred and pay accrued interest to us for patent infringement claims settled by us in previous periods. We received the cash payment during the nine months ended September 30, 2010 and recorded $16 million as a reduction to "General and administrative expenses" and $3 million as "Interest income" in the Consolidated Statements of Operations.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

  Satellites

        We may purchase in-orbit and launch insurance to mitigate the potential financial impact of satellite launch and in-orbit failures if the premium costs are considered economic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on our ability to provide service. At September 30, 2010, the net book value of in-orbit satellites was $1,773 million, all of which was uninsured.

Note 6: Related Party Transactions

        In the ordinary course of our operations, we have entered into transactions with related parties as discussed below.

DIRECTV and affiliates

        We determine our income taxes based upon our tax sharing agreement with our Parent, which generally provides that the current income tax liability or receivable be computed as if we were a separate taxpayer. Payments made to our Parent under this tax sharing arrangement were $698 million for the nine months ended September 30, 2010 and $352 million for the nine months ended September 30, 2009. We also receive an allocation of employee benefit expenses from DIRECTV Group. We believe that our consolidated financial statements reflect our cost of doing business in accordance with SEC Staff Accounting Bulletin No. 55, "Allocation of Expenses and Related Disclosures in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity."

        We paid cash dividends to our Parent in the amounts of $5,500 million during the nine months ended September 30, 2010 and $1,500 million during the nine months ended September 30, 2009 from available cash and cash equivalents.

        Beginning November 19, 2009, transactions with three regional sports networks that DIRECTV acquired on that date are also included as transactions with DIRECTV and affiliates.

Other

        Companies in which we hold equity method investments are also considered related parties.

        Beginning November 19, 2009, our Parent holds an equity method investment in Game Show Network; therefore, transactions with Game Show Network are related party transactions.

        The majority of payments under contractual arrangements with related parties are pursuant to multi-year programming contracts. Payments under these contracts are typically subject to annual rate increases and are based on the number of subscribers receiving the related programming.

Liberty Media, Liberty Global and Discovery Communications

        On June 16, 2010, our Parent completed a transaction, which we refer to as the Malone transaction, with Dr. John Malone, his wife and certain trusts for the benefit of his children, which we refer to as the Malones', which resulted in the reduction of the Malones voting interest in our Parent

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

from approximately 24.3% to approximately 3% and Dr. Malone's resignation from our Parent's Board of Directors.

        Prior to the completion of the Malone Transaction, Dr. Malone was Chairman of the Board of Directors of DIRECTV and of Liberty Media. Dr. Malone also had an approximate 35% voting interest in Liberty Media, an approximate 31% voting interest in Discovery Communications, Inc., or Discovery Communications, an approximate 40% voting interest in Liberty Global Inc., or Liberty Global, and serves as Chairman of Liberty Global, and certain of Liberty Media's management and directors also serve as directors of Discovery Communications or Liberty Global. As a result of this common ownership and management, transactions with Liberty Media, Discovery Communications and Liberty Global and their subsidiaries or equity method investees were considered to be related party transactions through the completion of the Malone Transaction. Our transactions with Liberty Media, Discovery Communications and Liberty Global consisted primarily of purchases of programming created, owned or distributed by Liberty Media and Discovery Communications and its subsidiaries and investees.

        The following table summarizes sales to, and purchases from, related parties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in Millions)
Sales:
Liberty Media and affiliates	$—	$13	$26	$38
Discovery Communications, Liberty Global and affiliates	—	3	5	7
DIRECTV and affiliates	1	—	5	—
Other	3	—	4	1

Total	$4	$16	$40	$46

Purchases:
Liberty Media and affiliates	$—	$93	$143	$267
Discovery Communications, Liberty Global and affiliates	—	55	111	163
DIRECTV and affiliates	14	—	41	1
Other	23	16	68	50

Total	$37	$164	$363	$481

        The following table sets forth the amount of accounts receivable from and accounts payable to related parties as of:

	September 30, 2010	December 31, 2009
	(Dollars in Millions)
Accounts receivable	$5	$23
Accounts payable	57	166

        The accounts receivable and accounts payable balances as of September 30, 2010 are primarily related to affiliates of our Parent and our equity method investments. The accounts receivable and accounts payable balances as of December 31, 2009 are primarily related to affiliates of Liberty Media.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 7: Condensed Consolidating Financial Statements

        The following presents the condensed consolidating statements of operations for the three and nine months ended September 30, 2010 and September 30, 2009, the condensed consolidating balance sheets as of September 30, 2010 and December 31, 2009, and the condensed consolidating statements of cash flows for the nine months ended September 30, 2010 and 2009 of DIRECTV Holdings together with DIRECTV Financing or the Co-Issuers, and each of DIRECTV Holdings' material subsidiaries (other than DIRECTV Financing), or the Guarantor Subsidiaries, and the eliminations necessary to present DIRECTV Holdings' financial statements on a consolidated basis. These condensed consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of DIRECTV Holdings.

Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2010

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Revenues	$119	$5,031	$(119)	$5,031
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	2,125	—	2,125
Subscriber service expenses	—	351	—	351
Broadcast operations expenses	—	68	—	68
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	724	—	724
Upgrade and retention costs	—	306	—	306
General and administrative expenses	—	384	(119)	265
Depreciation and amortization expense	—	472	—	472

Total operating costs and expenses	—	4,430	(119)	4,311

Operating profit	119	601	—	720
Equity in income of consolidated subsidiaries	367	—	(367)	—
Interest expense	(129)	(2)	—	(131)
Other, net	(15)	6	—	(9)

Income before income taxes	342	605	(367)	580
Income tax benefit (expense)	10	(238)	—	(228)

Net income	$352	$367	$(367)	$352

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

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2010

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Revenues	$320	$14,737	$(320)	$14,737
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	6,158	—	6,158
Subscriber service expenses	—	999	—	999
Broadcast operations expenses	—	203	—	203
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	1,929	—	1,929
Upgrade and retention costs	—	815	—	815
General and administrative expenses	—	1,061	(320)	741
Depreciation and amortization expense	—	1,465	—	1,465

Total operating costs and expenses	—	12,630	(320)	12,310

Operating profit	320	2,107	—	2,427
Equity in income of consolidated subsidiaries	1,293	—	(1,293)	—
Interest income	1	3	—	4
Interest expense	(338)	(6)	—	(344)
Other, net	(25)	16	—	(9)

Income before income taxes	1,251	2,120	(1,293)	2,078
Income tax benefit (expense)	16	(827)	—	(811)

Net income	$1,267	$1,293	$(1,293)	$1,267

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

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Balance Sheet
As of September 30, 2010

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
ASSETS
Total current assets	$1,525	$2,048	$(53)	$3,520
Satellites, net	—	1,812	—	1,812
Property and equipment, net	—	2,804	—	2,804
Goodwill	1,828	1,348	—	3,176
Intangible assets, net	—	508	—	508
Other assets	12,326	5,423	(17,511)	238

Total assets	$15,679	$13,943	$(17,564)	$12,058

LIABILITIES AND OWNER'S EQUITY
Total current liabilities	$161	$3,098	$(54)	$3,205
Long-term debt	10,471	—	—	10,471
Deferred income taxes	—	840	(216)	624
Other liabilities and deferred credits	7,770	480	(7,769)	481
Owner's equity (deficit)
Capital stock and additional paid-in capital	14	4,584	(4,584)	14
Retained earnings (Accumulated deficit)	(2,737)	4,941	(4,941)	(2,737)

Total owner's equity (deficit)	(2,723)	9,525	(9,525)	(2,723)

Total liabilities and owner's equity	$15,679	$13,943	$(17,564)	$12,058

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

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2010

	Co-Issuers	Guarantor Subsidiaries	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Cash flows from operating activities
Net cash provided by operating activities	$1,642	$1,177	$2,819

Cash flows from investing activities
Cash paid for property and equipment	—	(349)	(349)
Cash paid for subscriber leased equipment—subscriber acquisition	—	(437)	(437)
Cash paid for subscriber leased equipment—upgrade and retention	—	(232)	(232)
Cash paid for satellites	—	(99)	(99)
Investment in companies, net of cash acquired	—	(1)	(1)
Other		3	3

Net cash used in investing activities	—	(1,115)	(1,115)

Cash flows from financing activities
Cash proceeds from debt issuance	5,978	—	5,978
Debt issuance costs	(44)	—	(44)
Repayment of long-term debt	(2,323)	—	(2,323)
Repayment of other long-term obligations	—	(73)	(73)
Cash dividend to Parent	(5,500)	—	(5,500)
Excess tax benefit from share-based compensation	—	8	8

Net cash used in financing activities	(1,889)	(65)	(1,954)

Net decrease in cash and cash equivalents	(247)	(3)	(250)
Cash and cash equivalents at beginning of the period	1,709	7	1,716

Cash and cash equivalents at the end of the period	$1,462	$4	$1,466

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

DIRECTV HOLDINGS LLC

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following management's discussion and analysis should be read in conjunction with our management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K/A for the year ended December 31, 2009 filed with the SEC on August 10, 2010, our Quarterly Reports on Form 10-Q/A for the quarter ended March 31, 2010 and for the quarter ended June 30, 2010 filed with the SEC on August 10, 2010, and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

        This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, "forward-looking statements" within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by the use of statements that include phrases such as we "believe", "expect", "anticipate", "intend", "plan", "foresee", "project" or other similar references to future periods. Examples of forward- looking statements include, but are not limited to, statements we make regarding our outlook for 2010 financial results, liquidity and capital resources.

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

  •
  The loss of a satellite, none of which is currently insured, could materially adversely affect our earnings.

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

        Any forward looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may occur and it is not possible for us to predict them all. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

BUSINESS OVERVIEW

        We are a wholly-owned subsidiary of DIRECTV and our subsidiaries include DIRECTV Enterprises, LLC and its wholly-owned subsidiaries and DIRECTV Financing Co., Inc. We acquire, promote, sell and distribute digital entertainment programming via satellite to residential and commercial subscribers. We are the largest provider of direct-to-home, or DTH, digital television services and the second largest provider in the multi-channel video programming distribution, or MVPD, industry in the United States. As of September 30, 2010, we had over 18.9 million subscribers.

SIGNIFICANT TRANSACTIONS

Financing Transactions

  2010 Financing Transactions

        In August 2010, we issued $3.0 billion of senior notes resulting in $2,982 million of net proceeds and repaid the $1,220 million of remaining principal on Term Loans A and B of its senior secured credit facility. The repayment of Term Loans A and B resulted in a third quarter of 2010 pre-tax charge of $7 million, $4 million after tax resulting from the write-off of deferred debt issuance and other transaction costs.

        In March 2010, we issued $3.0 billion of senior notes resulting in net proceeds of $2,996 million and repaid the $985 million of remaining principal on Term Loan C of its senior secured credit facility. The repayment of Term Loan C resulted in a first quarter of 2010 pre-tax charge of $9 million, $6 million after tax, resulting from the write-off of the unamortized discount, deferred debt issuance and other transaction costs.

        The charges were recorded in "Other, net" in our Consolidated Statements of Operations.

  2009 Financing Transactions

        In September 2009, we issued $2 billion in senior notes resulting in $1,990 million of net proceeds and repaid $583 million its then outstanding $910 million 8.375% senior notes. The repayment of the senior notes resulted in a third quarter of 2009 pre-tax charge of $23 million, $14 million after tax, of which $18 million resulted from the write-off of deferred debt issuance costs and other transaction costs.

DIRECTV HOLDINGS LLC

        The charges recorded for the write-off of deferred debt issuance costs and unamortized discounts were recorded in "Other, net" in our Consolidated Statements of Operations.

        See Note 4 of the Notes to the Consolidated Financial Statements for a further discussion of these transactions.

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

DIRECTV HOLDINGS LLC

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

DIRECTV HOLDINGS LLC

Results of Operations

        The following table sets forth our unaudited consolidated statements of operations and certain other operating data:

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

	Three Months Ended September 30,		Change
	2010	2009	$	%
	(Dollars in Millions)
Revenues	$5,031	$4,703	$328	7.0%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	2,125	1,998	127	6.4%
Subscriber service expenses	351	338	13	3.8%
Broadcast operations expenses	68	70	(2)	(2.9)%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	724	621	103	16.6%
Upgrade and retention costs	306	266	40	15.0%
General and administrative expenses	265	231	34	14.7%
Depreciation and amortization expense	472	568	(96)	(16.9)%

Total operating costs and expenses	4,311	4,092	219	5.4%

Operating profit	720	611	109	17.8%
Interest income	—	1	(1)	(100.0)%
Interest expense	(131)	(85)	(46)	54.1%
Other, net	(9)	(19)	10	(52.6)%

Income before income taxes	580	508	72	14.2%
Income tax expense	(228)	(197)	(31)	15.7%

Net income	$352	$311	$41	13.2%

Other Data:
Operating profit before depreciation and amortization(1)
Operating profit	$720	$611	$109	17.8%
Add: Depreciation and amortization expense	472	568	(96)	(16.9)%

Operating profit before depreciation and amortization	$1,192	$1,179	$13	1.1%

Operating profit before depreciation and amortization—margin(1)	23.7%	25.1%	NA	(5.6)%
Cash Flow Information
Net cash provided by operating activities	$878	$886	$(8)	(0.9)%
Net cash used in investing activities	(425)	(364)	(61)	16.8%
Net cash provided by financing activities	209	843	(634)	(75.2)%

DIRECTV HOLDINGS LLC

	Three Months Ended September 30,		Change
	2010	2009	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Free cash flow(2)
Net cash provided by operating activities	$878	$886	$(8)	(0.9)%
Less: Cash paid for property and equipment	(127)	(117)	(10)	8.5%
Cash paid for subscriber leased equipment—subscriber acquisitions	(191)	(136)	(55)	40.4%
Cash paid for subscriber leased equipment—upgrade and retention	(80)	(95)	15	(15.8)%
Cash paid for satellites	(30)	(9)	(21)	233.3%

Free cash flow	$450	$529	$(79)	(14.9)%

Subscriber data
Total number of subscribers (000's)	18,934	18,441	493	2.7%
ARPU	$88.98	$85.32	$3.66	4.3%
Average monthly subscriber churn %	1.70%	1.72%	—	(1.2)%
Gross subscriber additions (000's)	1,137	1,086	51	4.7%
Subscriber disconnections (000's)	963	950	13	1.4%
Net subscriber additions (000's)	174	136	38	27.9%
Average subscriber acquisition costs—per subscriber (SAC)	$805	$697	$108	15.5%

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

        Subscribers.    In the third quarter of 2010, gross subscriber additions increased compared to the third quarter of 2009 primarily due to higher additions due to improved customer offers and segmentation, as well as increased demand for advanced products, partially offset by lower additions from our regional telephone company partners. Net subscriber additions increased as higher gross subscriber additions exceeded the higher number of subscriber disconnections associated with the larger subscriber base.

        Revenues.    Our revenues increased as a result of the larger subscriber base and higher ARPU. The increase in ARPU resulted primarily from price increases on programming packages, higher HD and DVR service fees as well as higher advertising sales, partially offset by more competitive promotions for both new and existing customers.

        Operating profit before depreciation and amortization.    The improvement of operating profit before depreciation and amortization was primarily due to the gross profit generated from the higher revenues, partially offset by higher subscriber acquisition and upgrade and retention costs and increased general and administrative expenses. Broadcast programming and other costs increased due to annual program supplier rate increases and the larger number of subscribers.

        Subscriber acquisition costs increased primarily due to increased installation costs from an increase in subscriber demand for advanced products over the third quarter of 2009 as well as increased dealer commissions. SAC per subscriber, which includes the cost of capitalized set-top receivers, increased primarily due to increased subscriber demand for advanced products over the third quarter of 2009, coupled with increased dealer commissions. Under our lease program we capitalized $191 million of set-top receivers in the third quarter of 2010 and $136 million in the third quarter of 2009.

        Upgrade and retention costs increased in the third quarter of 2010 due to increased costs related to advanced product upgrades and increased marketing costs. Under our lease program we capitalized $80 million of set-top receivers in the third quarter of 2010 and $95 million in the third quarter of 2009 for subscriber upgrades. The decrease in the capitalized amount of set-top receivers is due to a decrease in the volume and cost of advance products and the increased use of refurbished equipment.

DIRECTV HOLDINGS LLC

        General and administrative expenses increased primarily due to increased bad debt expense and higher compensation costs as a result of increased headcount and increased incentive compensation costs.

        Operating profit.    The increase in operating profit was primarily due to higher operating profit before depreciation and amortization, coupled with lower depreciation and amortization expense due to the completion of the amortization of a subscriber related intangible asset and decreased subscriber equipment capitalization.

        Interest expense.    The increase in interest expense was from an increase in the average debt balance, partially offset by a decrease in weighted average interest rates.

        Income tax expense.    The increase in income tax expense was primarily due to the higher income before income taxes.

DIRECTV HOLDINGS LLC

Nine Months Ended September 30, 2010 Compared with the Nine Months Ended September 30, 2009

	Nine Months Ended September 30,		Change
	2010	2009	$	%
	(Dollars in Millions)
Revenues	$14,737	$13,545	$1,192	8.8%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	6,158	5,668	490	8.6%
Subscriber service expenses	999	946	53	5.6%
Broadcast operations expenses	203	206	(3)	(1.5)%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	1,929	1,871	58	3.1%
Upgrade and retention costs	815	785	30	3.8%
General and administrative expenses	741	659	82	12.4%
Depreciation and amortization expense	1,465	1,750	(285)	(16.3)%

Total operating costs and expenses	12,310	11,885	425	3.6%

Operating profit	2,427	1,660	767	46.2%
Interest income	4	4	—	0.0%
Interest expense	(344)	(254)	(90)	35.4%
Other, net	(9)	(13)	4	(30.8)%

Income before income taxes	2,078	1,397	681	48.7%
Income tax expense	(811)	(539)	(272)	50.5%

Net income	$1,267	$858	409	47.7%

Other Data:
Operating profit before depreciation and amortization(1)
Operating profit	$2,427	$1,660	$767	46.2%
Add: Depreciation and amortization expense	1,465	1,750	(285)	(16.3)%

Operating profit before depreciation and amortization	$3,892	$3,410	$482	14.1%

Operating profit before depreciation and amortization—margin(1)	26.4%	25.2%	—	4.8%
Cash Flow Information
Net cash provided by operating activities	$2,819	$2,630	189	7.2%
Net cash used in investing activities	(1,115)	(1,153)	38	(3.3)%
Net cash used in financing activities	(1,954)	(245)	(1,709)	697.6%

DIRECTV HOLDINGS LLC

	Nine Months Ended September 30,		Change
	2010	2009	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Free cash flow(2)
Net cash provided by operating activities	$2,819	$2,630	$189	7.2%
Less: Cash paid for property and equipment	(349)	(336)	(13)	3.9%
Cash paid for subscriber leased equipment—subscriber acquisitions	(437)	(445)	8	(1.8)%
Cash paid for subscriber leased equipment—upgrade and retention	(232)	(321)	89	(27.7)%
Cash paid for satellites	(99)	(40)	(59)	147.5%

Free cash flow	$1,702	$1,488	$214	14.4%

Subscriber data
Total number of subscribers (000's)	18,934	18,441	493	2.7%
ARPU	$87.43	$83.09	$4.34	5.2%
Average monthly subscriber churn %	1.56%	1.53%	—	2.0%
Gross subscriber additions (000's)	3,008	3,309	(301)	(9.1)%
Subscriber disconnections (000's)	2,634	2,489	145	5.8%
Net subscriber additions (000's)	374	820	(446)	(54.4)%
Average subscriber acquisition costs—per subscriber (SAC)	$787	$700	$87	12.4%

        Subscribers.    In 2010, gross subscriber additions decreased compared to 2009 primarily due to the impact of the transition to digital broadcast in 2009, lower additions from our regional telephone company partners and a more challenging competitive environment. Net subscriber additions decreased as the lower gross additions were coupled with a higher number of disconnections due to a higher average monthly subscriber churn rate on the larger subscriber base.

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

        Operating profit before depreciation and amortization.    The improvement of operating profit before depreciation and amortization was primarily due to the gross profit generated from the higher revenues, partially offset by increased subscriber acquisition and upgrade and retention costs and higher general and administrative expenses.

        Broadcast programming and other costs increased due to annual program supplier rate increases, the larger number of subscribers, increased NFL programming costs due to one additional week of programming in 2010 and increased On Demand Pay-Per-View volume. Subscriber service expenses increased in 2010 compared to 2009 primarily due to the higher number of subscribers.

        Subscriber acquisition costs increased primarily due to increased installation costs from an increase in subscriber demand for advanced products over 2009 and increased dealer commissions. SAC per subscriber, which includes the cost of capitalized set-top receivers, increased primarily due to increased subscriber demand for advanced products over 2009, coupled with increased dealer commissions and increased marketing costs per subscriber added. Under our lease program we capitalized $437 million of set-top receivers in 2010 and $445 million of set-top receivers in 2009.

DIRECTV HOLDINGS LLC

        Upgrade and retention costs increased in 2010 primarily due to increased marketing expense. Under our lease program we capitalized $232 million of set-top receivers in 2010 and $321 million in 2009 for subscriber upgrades. The decrease in the capitalized amount of set-top receivers is due to a decrease in the volume of advance product upgrades and the increased use of refurbished equipment.

        General and administrative expense increased primarily from increased bad debt expense and higher compensation costs as a result of increased headcount and increased incentive compensation costs.

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

LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 2010, our cash and cash equivalents totaled $1,466 million compared with $1,716 million at December 31, 2009. The $250 million decrease resulted primarily from the $5,500 million in dividends paid to our Parent, $2,323 million of cash used to repay long-term debt and $1,117 million of cash paid for property, equipment and satellites, partially offset by $5,978 million of cash proceeds from the issuance of senior notes and $2,819 million in cash provided by operating activities.

        As of September 30, 2010, we had the ability to borrow up to $500 million under our existing credit facility, which is available until April 2011. We are subject to restrictive covenants under the credit facility. These covenants limit our ability and our respective subsidiaries to, among other things; make restricted payments, including dividends, loans or advances to our Parent.

        As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) was 1.10 at September 30, 2010 and 1.05 at December 31, 2009.

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

Borrowings

        At September 30, 2010, we had $10,471 million in total outstanding notes payable, bearing a weighted average interest rate of 5.4% that are more fully described in Note 4 of the Notes to the Consolidated Financial Statements in Item 1, Part I of this Quarterly Report and in Note 7 to the Notes to the Consolidated Financial Statements in Item 8, Part II of our 2009 Form 10-K/A.

DIRECTV HOLDINGS LLC

        Our notes payable mature as follows: $1,000 million in 2014 and $9,500 million thereafter. Borrowings under our existing senior secured credit facility (all of which have been repaid in 2010) were subject to prepayments based on a computation that we are required to make at each year end under the credit agreement. We were not required to make a prepayment for the year ended December 31, 2009.

        Covenants and Restrictions.    The senior secured credit facility requires us to comply with certain financial covenants. The senior secured credit facility includes covenants that restrict our ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another entity, (vi) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the credit agreement. Additionally, the senior notes restrict our ability to, among other things, incur liens, merge or consolidate with another entity or sell, assign, lease or otherwise dispose of all or substantially all of our assets. Should we fail to comply with these covenants, all or a portion of our borrowings under the senior notes could become immediately payable and our revolving credit facility could be terminated. At September 30, 2010, we were in compliance with all such covenants.

CONTRACTUAL OBLIGATIONS

        The following table sets forth our contractual obligations as of September 30, 2010, including the future periods in which payments are expected. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements in Part I, Item 1 referenced in the table below and the Notes to the Consolidated Financial Statements in Part II, Item 8 in our Form 10-K/A for the year ended December 31, 2009.

			Payments due by period		2015 and thereafter
Contractual Obligations	Total	2010	2011-2012	2013-2014
	(Dollars in Millions)
Long-term debt obligations (Note 4)(a)	$16,863	$142	$1,141	$2,142	$13,438
Purchase obligations(b)	7,605	493	3,741	2,701	670
Operating lease obligations(c)	288	14	95	59	120
Other long-term liabilities reflected on the Consolidated Balance Sheets under GAAP(d)	158	27	86	31	14

Total	$24,914	$676	$5,063	$4,933	$14,242

(a)
Long-term debt obligations include interest calculated based on the rates in effect at September 30, 2010, however, the obligations do not reflect potential prepayments that may be required under our senior secured credit facility, if any, or permitted under our indentures.

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

DIRECTV HOLDINGS LLC

(c)
Certain of our operating leases contain escalation clauses and renewal or purchase options, which we do not consider in the amounts disclosed.

(d)
Payments due by period for other long-term liabilities reflected on the Consolidated Balance Sheet under GAAP do not include payments that could be made related to our net unrecognized tax benefits liability, which amounted to $57 million as of September 30, 2010. The timing and amount of any future payments is not reasonably estimable, as such payments are dependent on the completion and resolution of examinations with tax authorities. We do not expect a significant payment related to these obligations within the next twelve months.

CONTINGENCIES

        For a discussion of "Contingencies," see Part I, Item 1, Note 5 of the Notes to the Consolidated Financial Statements of this Quarterly Report, which we incorporate herein by reference.

CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS

        For a discussion of "Certain Relationships and Related-Party Transactions," see Part I, Item 1 and Note 6 of the Notes to the Consolidated Financial Statements of this Quarterly Report, which we incorporate herein by reference.

ACCOUNTING CHANGES

        For a discussion of "Accounting Changes" see Part I, Item 1, Note 2 of the Notes to the Consolidated Financial Statements of this Quarterly Report, which we incorporate herein by reference.

*    *    *

ITEM 4T.    CONTROLS AND PROCEDURES

        We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q under the supervision and with the participation of management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

*    *    *

DIRECTV HOLDINGS LLC

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

(a)
Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we became or were a party during the quarter ended September 30, 2010 or subsequent thereto, but before the filing of this report, are summarized below:

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

        From time to time, we receive investigative inquiries or subpoenas from state and federal authorities with respect to alleged violations of state and federal statutes. These inquiries may lead to legal proceedings in some cases. Currently, we are the subject of an investigation by a multistate group of state attorneys general regarding alleged violations of their respective state consumer protection statutes. The state of Washington, originally a part of the multistate group, filed an action in Washington state court in December 2009 seeking injunctive relief and civil penalties of up to $2,000 per violation of Washington's Consumer Protection Act. The multistate investigation and the Washington lawsuit allege a variety of purported violations of the statutes, but primarily allege that we do not adequately disclose the terms and conditions of consumer offers, including subscriber commitments and early cancellation fees. In addition, we have received a request for information from the Federal Trade Commission, or FTC, on similar issues. We are cooperating with the FTC by providing information about our sales and marketing practices and customer complaints.

        Other.    We are subject to other legal proceedings and claims that arise in the ordinary course of our business. The amount of ultimate liability with respect to such actions is not expected to materially affect our financial position, results of operations or liquidity.

(b)
No previously reported legal proceedings were terminated during the third quarter ended September 30, 2010.

DIRECTV HOLDINGS LLC

ITEM 1A.    RISK FACTORS

        The risk factors included in our Annual Report on Form 10-K/A for the year ended December 31, 2009 have not materially changed. See Part I Item 2 of this Quarterly Report related to "forward-looking statements" which we incorporate by reference.

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit Name
*1.1	Underwriting Agreement, dated as of August 10, 2010, by and among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., the Guarantors signatory thereto and Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Credit Suisse Securities (USA) LLC and Goldman, Sachs & Co. as representatives of the several underwriters signatory thereto (incorporated by reference to Exhibit 1.1 of the Form 8-K of DIRECTV Holdings LLC filed on August 23, 2010 (SEC File No. 333-106529).
*4.1
Indenture, dated as of August 17, 2010, by and among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., the Guarantors signatory thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 of the Form 8-K of DIRECTV Holdings LLC filed on August 23, 2010 (SEC File No. 333-106529).
*4.2
First Supplemental Indenture, dated as of August 17, 2010, by and among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., the Guarantors signatory thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 of the Form 8-K of DIRECTV Holdings LLC filed on August 23, 2010 (SEC File No. 333-106529).
**31.2	Certification of the Chief Financial Officer of DIRECTV Holdings LLC pursuant to Section 302.
**31.3	Certification of the Chief Executive Officer of DIRECTV Financing Co., Inc. pursuant to Section 302.
**31.4	Certification of the Chief Financial Officer of DIRECTV Financing Co., Inc. pursuant to Section 302.
**32.1	Certification of the Chief Executive Officer of DIRECTV Holdings LLC pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 ("Section 906").
**32.2	Certification of the Chief Financial Officer of DIRECTV Holdings LLC pursuant to Section 906.
**32.3	Certification of the Chief Executive Officer of DIRECTV Financing Co., Inc. pursuant to Section 906.
**32.4	Certification of the Chief Financial Officer of DIRECTV Financing Co., Inc. pursuant to Section 906.
***101.INS	XBRL Instance Document
***101.SCH	XBRL Taxonomy Extension Schema Document
***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

DIRECTV HOLDINGS LLC

Exhibit Number	Exhibit Name
***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
***101.LAB	XBRL Taxonomy Extension Label Linkbase Document
***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

DIRECTV HOLDINGS LLC (Registrant)
Date: November 4, 2010	By:	/s/ PATRICK T. DOYLE Patrick T. Doyle (Duly Authorized Officer and Executive Vice President and Chief Financial Officer)
DIRECTV FINANCING CO., INC. (Registrant)
Date: November 4, 2010	By:	/s/ PATRICK T. DOYLE Patrick T. Doyle (Duly Authorized Officer and Executive Vice President and Chief Financial Officer)