Form 10-K
period 2010-12-31
DIRECTV FINANCING CO INC; DIRECTV HOLDINGS LLC
filed 2011-02-28
CIK 1234307, 1234308

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

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

DIRECTV HOLDINGS LLC

CAUTIONARY STATEMENT FOR PURPOSE OF THE "SAFE HARBOR" PROVISIONS OF
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        This Annual Report on Form 10-K may contain certain statements that we believe are, or may be considered to be, "forward-looking statements" within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as we "believe," "expect," "estimate," "anticipate," "intend," "plan," "foresee," "project" or other similar references to future periods. Examples of forward- looking statements include, but are not limited to, statements we make related to our business strategy and regarding our outlook for 2011 financial results, liquidity and capital resources.

        Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include economic, business, competitive, national or global political, market and regulatory conditions and other risks, each of which is described in more detail in Item 1A—Risk Factors of this Annual Report.

        Any forward looking statement made by us in this Annual Report on Form 10-K speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may occur and it is not possible for us to predict them all. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

PART I

ITEM 1.    BUSINESS

        DIRECTV Holdings LLC is a wholly-owned subsidiary of DIRECTV and consists of DIRECTV Enterprises, LLC and its wholly-owned subsidiaries and DIRECTV Financing Co., Inc. We sometimes refer to DIRECTV Holdings LLC as DIRECTV Holdings, DIRECTV U.S, we or us and sometimes refer to DIRECTV as our Parent.

        We provide over 19.2 million subscribers with access to hundreds of channels of digital-quality video entertainment and CD-quality audio programming that we transmit directly to subscribers' homes or businesses via high-powered geosynchronous satellites. We also provide video-on-demand, or VOD, via broadband to our subscribers who have connected their set-top receiver to their broadband service.

        We believe we provide one of the most extensive collections of programming available in the MVPD industry, including over 160 national high-definition, or HD, television channels and four dedicated 3D channels. In addition, we offer VOD service, named DIRECTV CINEMATM, which provides a selection of over 6,000 movie and television programs to our broadband-connected subscribers. As of December 31, 2010, we provided local channel coverage in HD to markets covering over 95% of U.S. television households. In addition, we provided local channel coverage in standard definition to markets representing approximately 98% of U.S. television households.

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

        To subscribe to the DIRECTV® service, subscribers sign up for our service through us, our national retailers, independent satellite television retailers or dealers, or regional telephone companies, which we refer to as telcos. We or one of our home service providers or dealers install the receiving equipment. The receiving equipment consists of a small receiving satellite dish antenna, one or more digital set-top receivers, which are typically leased to the subscriber, and remote controls, which we refer to as a DIRECTV® System. After acquiring and installing a DIRECTV System, subscribers activate the DIRECTV service by contacting us and subscribing to one of our programming packages.

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

  •
  Leading Brand Name.    We commissioned a study in 2010 which indicated that 95% of consumers in the United States recognized the DIRECTV brand name. We believe the strength of our brand name is an important factor in our ability to attract new subscribers. In addition, we believe our recognized brand name enhances our ability to secure strategic alliances with programmers, distributors and other technology and service providers.

  •
  Substantial Channel Capacity and Programming Content.    As a result of our significant channel capacity, we believe we are able to deliver to our subscribers one of the widest selections of local and national programming available today in the United States, including exclusive programming such as the NFL SUNDAY TICKET package, international programming and one of the most extensive national HD offerings currently available in the industry.

  •
  High-Quality Digital Picture and Sound, Including HD Programming.    Our video and audio programming is 100% digitally delivered, providing subscribers with digital-quality video and CD-quality sound. We believe this compares favorably with many cable providers that frequently offer popular programming in an analog format and offer a selection of digital channels for an additional fee. In addition, we believe we currently offer one of the nation's most comprehensive selections of HD channels, including a large choice of 1080p movies.

  •
  Sales and Marketing.    We sell DIRECTV through a number of distribution channels, including direct sales, online, telcos, national sales providers, local sales providers and consumer electronics retailers. We believe this variety of distribution alternatives coupled with sophisticated marketing programs, have enabled us to continue to grow our subscriber base in an increasingly competitive and mature business.

  •
  Technology.    We devote considerable resources to improving our set-top receivers, including the middleware for such receivers, as well as developing new services. For example in 2010, we introduced a "Whole-Home" digital video recorder, or DVR, service which allows consumers to view and control content from one DVR to other rooms in the house with the appropriate equipment.

DIRECTV HOLDINGS LLC

  •
  Strong Customer Satisfaction.    We have attained top rankings in customer satisfaction studies for our industry. For example, we have scored higher among the largest national cable and satellite TV providers in customer satisfaction for ten consecutive years in the American Customer Satisfaction Index™. We believe that providing high-quality customer service is an important element in minimizing subscriber disconnection, or churn, and attracting new subscribers.

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

Business Strategy

        Our vision is to provide customers with the best video experience in the United States both inside and outside of the home by offering subscribers unique, differentiated and compelling programming through leadership in content, technology and customer service. Our strategy involves (1) strengthening our core business, (2) delivering the best "anytime, anywhere" experience—both inside and outside of the home, (3) building new revenue streams and (4) enhancing productivity.

  •
  Strengthen the Core Business.    To fulfill our goals, we believe we have to strengthen our core business in several key areas including (1) delighting our customers in all our service interactions, (2) enhancing customer targeting and segmentation and (3) strengthening our bundled offers and capabilities.

  •
  Delight Our Customers in All Service Interactions; Improve our Loyalty and Retention Programs.    Due in part to the higher costs to acquire new subscribers in an increasingly mature industry, it is even more important to focus to delight all of our customers as we strive to reduce churn. We believe an important part of this strategy is to increase customer satisfaction through all service interactions including the initial installation and any subsequent communications, service or upgrade transactions. Another important part of our

DIRECTV HOLDINGS LLC

      strategy is to improve our loyalty and retention programs, particularly for our most tenured and valuable customers.

    •
    Enhance Customer Targeting.    As the market for video services becomes increasingly competitive, it is important that we have a better understanding of and focus on our customers' needs and desires. We will use segmentation analysis to better target new customers based on demographic, geographic and customer information to more profitably and effectively provide our customers with the products and services they desire.

    •
    Strengthen Our Bundled Offers and Capabilities.    Bundled video, telephone and broadband services continue to grow in popularity as consumers look for ways to reduce costs in a challenging economy. Currently we have agreements with most of the major telco companies nationwide to offer bundles which include the DIRECTV service. However, in the future, we believe we will need to work more closely with broadband providers to make our bundles more seamless, offer broadband services with higher speeds and improve joint marketing efforts so that a greater percentage of our customers can enjoy the benefits of a bundle.

  •
  Deliver the Best "Anytime, Anywhere" Experience Both Inside and Outside of the Home.    To provide the best video experience both inside and outside of the home, we will be focusing on (1) expanding our Whole-Home DVR and time-shifting capabilities, (2) connecting our subscribers' set-top boxes to broadband service, (3) launching a new user interface to support multi-screen applications and services, (4) enhancing our entertainment portal and (5) providing portable access to DVR content.

  •
  Expand Whole-Home DVR and Time-Shifting Capabilities.    We believe that consumers are looking for more features and functionality in their TV viewing, particularly in terms of place and time shifting. For this reason, in 2011 we expect to expand the availability of our Whole-Home DVR. We plan on continuing to expand our time and place shifting capabilities with new services including the expansion of our pay-per-view and VOD movie offerings, as well as providing the ability for customers to retrieve content that was broadcast at a previous time.

  •
  Connect Customer HD-DVRs to the Internet.    Connecting our customers' receivers to broadband service is strategically important because it greatly enhances the video experience. For example, a connected receiver provides our customers with access to (1) thousands of additional movies and shows, (2) music, video, and pictures stored on their computers and (3) personalized "TV Apps" that provide real-time information such as favorite sports teams, local traffic or weather reports. In the future, broadband-connected receivers will also facilitate access of DIRECTV™ programming services on mobile devices and the ability to search for web-based video such as YouTube® on a customer's television. Another focus for our company will be to provide more social networking applications whereby, for example, customers can interact with friends while watching DIRECTV by accessing their Twitter® or Facebook® account via the television or portable device.

  •
  Launch New User Interface to Support Multi-Screen Applications and Services.    Given the importance of the User Interface, or UI, and guide to our customers to provide a friendly and fun way to navigate through hundreds of channels, in 2011 we will launch a new HD UI which will be significantly faster than our current UI and will be displayed in crisp, easy-to-read HD format using more graphical poster art. In addition, this UI will incorporate our industry-leading Smart Search capabilities as well as improved discovery and personalization features. We are also developing applications for mobile devices and tablets

DIRECTV HOLDINGS LLC

      so that our customers will enjoy many DIRECTV features and functionalities both inside and outside of the home.

    •
    Enhance our Entertainment Portal.    In 2010, we launched a new web-based entertainment portal for our customers named MyDIRECTV™. Today, MyDIRECTV offers customers a fun and easy-to-use platform to explore, search and record all of their favorite shows. In the future, we will introduce video streaming capabilities on our entertainment portal so that customers will be able to watch authorized DIRECTV programming from their laptop, tablet, smartphone or computer.

    •
    Provide Portable Access to DVR Content.    We believe our customers increasingly desire the ability to take content with them, due in part to the growing popularity of smart phones and tablets. For this reason, in 2011, we expect to launch a service which will build on our platform as a way to access content stored on a customer's DVR. We will also be building on our entertainment portal as a way to access content through the Internet.

  •
  Create New Revenue Platforms.    In order to continue growing DIRECTV revenues while maintaining strong profit margins, a key strategic objective is to capture incremental revenue streams in key areas including (1) DIRECTV Cinema, (2) addressable and local advertising and (3) the commercial property market.

  •
  Enhance DIRECTV Cinema.    We believe we have a significant opportunity to generate incremental VOD revenues mostly by expanding our VOD library and making it easier for customers to watch movies and shows. Last year we made great strides toward this goal by "pushing" top-rated movies onto customers DVRs for instant viewing and by launching an enhanced movie service called DIRECTV CINEMA that provides most of our customers with access to significantly more movies than before. For example, for those customers with HD-DVRs connected to a broadband service, we now offer over 6,000 movie and television titles, and we expect to continue adding more titles in 2011. Other new DIRECTV Cinema enhancements include shorter viewing windows relative to the DVD release and the ability to order movies which are still showing in movie theaters for future viewing. Looking forward, DIRECTV Cinema enhancements will include further expansion of our video library and increasing the number of days a VOD pay-per-view, or PPV, movie can be watched once the movie has been paid for.

  •
  Launch Addressable and Local Advertising.    Our advertising revenue per subscriber trails many of our competitors. This is because, unlike the cable industry, we have not had the ability to target advertising at the local level due to the nature of our national satellite infrastructure. Using new technology which we expect will be available in 2011, we will have the capability to insert ads into individual DVR set-top receivers to enable advertisers to target customers in local regions and eventually in the individual home. With this new technology, we expect to significantly increase our advertising revenues over the coming years.

  •
  Deliver New Products Focused on Priority Commercial Segments.    Based on our extremely low market penetration rates, we believe commercial properties represent another growth opportunity for DIRECTV. For example, although historically we have competed effectively in the higher-end hotel market, we expect that in the coming years, hotels will be upgrading their television service from standard definition to HD, which should present us with opportunities for growth. We also currently have low market share in the private businesses and smaller bars and restaurants segments and we intend to grow our share in these

DIRECTV HOLDINGS LLC

      markets with new technologies such as digital signage, as well as from improved management, targeting, billing, pricing and packaging.

  •
  Enhance Productivity and Manage Costs.    Improving our productivity is a critical element of our goal to maintain strong margins particularly given the competitive nature of our industry and rising programming costs. In particular, we plan to focus our efforts on effectively managing our programming costs and capturing enterprise-wide productivity improvements.

  •
  Strategically Manage Content Cost Growth.    Content costs are DIRECTV's largest expense and as a result, we must manage these costs as effectively as possible particularly considering that we expect programming costs to increase at a faster rate in the future than in prior years primarily due to higher sports costs (including the NFL Sunday Ticket) and higher retransmission fees for the carriage of local channels. Our strategy for minimizing this rate of cost growth is to:

  •
  Leverage our size, growth and attractive subscriber demographics to attain competitive terms and conditions.

  •
  More closely align a channel's ratings with the costs we pay.

  •
  Obtain rights for new value-added video services such as rights to offer our customers 3D, mobile and streaming services.

  •
  Repackage channels to better align the programming that our customers want to watch with what they are willing to pay for.

  •
  Drop less popular channels if we are unable to negotiate fair terms and conditions.

  •
  Capture Enterprise-Wide Productivity Improvements.    Our objective is to deliver the best video experience at the lowest possible cost. We endeavor to manage our costs and in particular to capture productivity improvements which will not only reduce costs, but also improve customer service.

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

        We have contracted for the construction of an additional satellite to provide additional services as well as backup capacity, which we expect to launch and place into service in 2013.

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

        Launch insurance typically covers the time frame from ignition of the launch vehicle through separation of the satellite from the launch vehicle. In the past, we have launched satellites without

DIRECTV HOLDINGS LLC

insurance. As of December 31, 2010, the net book value of our in-orbit satellites was $1,724 million, none of which is insured.

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

        Installation Network.    The DIRECTV Home Service Provider, or HSP, network performs customer installation, upgrade, and service call work for us. From 2008 to 2010, we entered into several transactions that brought a significant portion of this HSP network activity in-house. We now directly employ nearly 5,000 technicians and utilize an additional 10,000 technicians from six outsourced companies around the United States. The combined workforce completed approximately 92% of all in-home visits in 2010. We set quality standards for all installation, upgrade, and service work, perform quality control procedures against those standards, manage network inventory levels, and monitor overall network performance for nearly all of the installation and service network.

        Customer Service Centers.    As of December 31, 2010, we utilized 36 customer service centers employing over 17,000 customer service representatives. Most of these customer service centers are operated by Convergys Customer Management Group, Inc., Alorica, Inc., Sitel Operating Corporation, N.E.W. Customer Service Companies, Inc., VXI Global Solutions, Inc. and Teleperformance. We currently own and operate six customer service centers located in: Boise, Idaho; Tulsa, Oklahoma; Huntsville, Alabama; Missoula, Montana; Huntington, West Virginia and Denver, Colorado that employ approximately 5,000 customer service representatives. Potential and existing subscribers can call a single telephone number 24 hours a day, seven days a week, to request assistance for hardware, programming, installation, technical and other support. We continue to increase the functionality of telephone-based and web-based self-care features in order to better manage customer service costs and improve service levels.

Competition

        We face substantial competition in the MVPD industry and from emerging digital media distribution providers. Our competition includes companies that offer video, audio, interactive programming, telephony, data and other entertainment services, including cable television, other DTH companies, telcos, wireless companies and companies that are developing new technologies, including online video distributors, or OVDs. Many of our competitors have access to substantially greater financial and marketing resources. We believe our brand, the quality and variety of video, audio and interactive programming, quality of picture, access to service, availability of HD and DVR services, customer service and price are the key elements for attaining and retaining subscribers. Our over 19.2 million subscribers represent approximately 19% of MVPD subscribers at December 31, 2010.

    •
    Cable Television.    We encounter substantial competition in the MVPD industry from cable television companies. According to the National Cable & Telecommunications Association's 2008 Industry Overview, 96% of the 128.6 million U.S. housing units are passed by cable. Most cable television operators have a large, established customer base, and many have significant investments in companies that provide programming content. Approximately 100 million households subscribe to an MVPD service and approximately 60% of MVPD

DIRECTV HOLDINGS LLC

      subscribers receive their programming from a cable operator. In addition, most cable providers have completed network upgrades that allow for enhanced service offerings such as digital cable, HD channels, broadband Internet access and telephony services. Cable companies bundle these services, offering discounts and providing one bill to the consumer.

    •
    Telephone Companies.    Several telcos have upgraded a significant portion of their infrastructure by replacing their older, copper wire telephone lines with high-speed fiber optic lines. These fiber lines provide the telcos with significantly greater capacity enabling them to offer new and enhanced services, such as broadband Internet access at much greater speeds and digital- quality video. For example, Verizon announced that at the end of 2010, it had the capability to serve approximately 16 million homes with fiber optic lines with the goal of having the capability to serve 18 million homes by the end of 2011. In addition, AT&T is deploying fiber optic lines to neighborhoods and expects to have the capability to serve approximately 30 million of its homes passed by the end of 2011. As of year-end 2010, Verizon had approximately 3.5 million video subscribers and AT&T had approximately 3 million video subscribers. Similar to the cable companies, the telcos expect to offer their customers multiple services at a discount on one bill.

    •
    Other Direct Broadcast Satellite and Direct-To-Home Satellite System Operators.    We also compete with DISH Network Corporation, or DISH Network, which had over 14 million subscribers at the end of 2010, representing approximately 14% of MVPD subscribers. Other domestic and foreign satellite operators also have proposed to offer DTH satellite service to U.S. customers using U.S.-licensed satellite frequencies or foreign-licensed frequencies that have the ability of covering the United States.

    •
    Video via the Internet.    With the large increase in the number of consumers with broadband service, a significant amount of video content has become available on the Internet for users to download and view on their personal computers, televisions and other devices. For example, Apple TV® offers hundreds of television shows and movies for rental, some in high-definition, on the online iTunes® Store. In addition, Hulu™ is an OVD which provides free movies and TV shows from over 225 content providers including FOX, NBC Universal, ABC, Lionsgate, MGM, National Geographic, Paramount, A&E Television Networks, PBS, and Warner Bros. This content can be accessed on demand through its website and those of its partners—AOL, IMDb, MSN, MySpace, and Yahoo!. In addition, several companies, such as Netflix, Blockbuster and Amazon.com, sell and rent movies or other shows via Internet download or streaming media. For example, Netflix has a library of thousands of movies and TV shows available for download to its over 20 million subscribers in the U.S. and Canada. There are also several similar initiatives by companies such as Intel, Microsoft and Sony to make it easier to view Internet- based video on television and personal computer screens. Many television models, Blu-Ray Disc® players and gaming consoles like Nintendo's Wii®, Sony's PS3® and the Xbox® can be directly connected to the Internet and have the capacity to stream video to the television.

    •
    Mobile Video.    Many companies are beginning to offer mobile applications for video allowing consumers to watch video on the go. For example, AT&T offers AT&T mobile TV™ which provides users the ability to watch full length TV shows from ABC, CBS, ESPN and other programmers on their cell phones. Verizon Wireless offers V Cast™ which allows subscribers to watch many of the top TV shows including college football and basketball on their mobile phone for a modest fee. In addition other mobile applications and services are becoming available. Other cable and satellite distributors are also focused on distributing their content to their customers' mobile devices.

DIRECTV HOLDINGS LLC

    •
    Small and Rural Telephone Companies.    Other telephone companies are also finding ways to deliver video programming services over their wireline facilities or in a bundle with other MVPD providers. For example, DISH Network has agreements with Embarq, Windstream, TDS, and Frontier to bundle their individual DSL and telephony services with DISH Network's video service.

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

DIRECTV HOLDINGS LLC

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

        As a DBS/DTH licensee and operator we are subject to a variety of Communications Act requirements, FCC regulations and copyright laws that could materially affect our business. They include the following:

  •
  Local-into-Local Service and Limitation on Retransmission of Distant Broadcast Television Signals.    The Satellite Home Viewer Act ("SHVA," which in this document includes progeny legislation (including the Satellite Home Viewer Improvement Act of 1999, or SHVIA; the Satellite Home Viewer Extension and Reauthorization Act of 2004, or SHVERA; and the Satellite Television Extension and Localism Act of 2010, or STELA) allows satellite carriers to retransmit the signals of local broadcast television stations in the stations' local markets without obtaining authorization from the holders of copyrights in the individual programs carried by those stations. Another portion of SHVA also permits satellite retransmission of distant network stations (those that originate outside of a satellite subscriber's local television market) only to "unserved households." A subscriber qualifies as an "unserved household" if he or she cannot receive, over the air, a signal of sufficient intensity from a local station affiliated with the same network, or falls into one of a few other very limited exceptions. SHVA also prohibits satellite carriers from signing up a new subscriber to distant analog or digital signals if that subscriber lives in a local market where the satellite carrier makes available the same-network local signal. SHVA imposes a number of notice and reporting requirements, and also permits satellite retransmission of distant stations in neighboring markets where they are determined by the FCC to be "significantly viewed." In implementing SHVA, the FCC has required satellite carriers to delete certain programming, including sports programming, from the signals of certain distant stations. In addition, the FCC's continuing interpretation, implementation and enforcement of other provisions of this legislation as well as judicial decisions interpreting and enforcing these laws, could hamper our ability to retransmit local and distant network and superstation signals, reduce the number of our existing or future subscribers that can qualify for receipt of these signals, impose costs on us in connection with the process of complying with the rules, or subject us to fines, monetary damages or injunctions. Also, the FCC's sports blackout requirements, which apply to all distant network signals, may require costly upgrades to our system. The distant signal provisions of SHVA are now set to expire in 2014. Congress may decline to renew those provisions, which could severely restrict our ability to retransmit distant signals. Congress could also adopt amendments to SHVA with respect to local or distant signals, including limiting the provision of distant signals.

DIRECTV HOLDINGS LLC

  •
  Must Carry Requirement.    SHVA also imposes a must carry obligation on satellite carriers. This must carry obligation requires satellite carriers that choose to take advantage of the statutory copyright license in a local market to carry upon request the signals of all qualifying television broadcast stations within that local market, subject to certain limited exceptions. The FCC has implemented SHVA's must carry requirement and adopted further detailed must carry rules covering our carriage of both commercial and non-commercial broadcast television stations. These rules generally require us to carry all of the local broadcast stations requesting carriage in a timely and appropriate manner in markets in which we choose to retransmit the signals of local broadcast stations. We have limited capacity, and the projected number of markets in which we can deliver local broadcast programming will continue to be constrained because of the must carry requirement and may be reduced depending on the FCC's interpretation of its rules in pending and future rulemaking and complaint proceedings, as well as judicial decisions interpreting must carry requirements. For example, the FCC issued an order requiring mandatory carriage of high-definition digital signals in an increasing number of markets each year, requiring so-called "HD carry-one, carry-all" in all local markets served by 2013. We may not be able to comply with these must carry rules, or compliance may mean that we will be required to use capacity that could otherwise be used for new or additional local or national programming services. Moreover, Congress may amend the must carry rules at any time.

  •
  Retransmission Consent.    For those local television broadcast stations that do not elect must carry, SHVA also requires DIRECTV to obtain consent prior to retransmitting their signals to viewers. Television broadcast stations may withhold this consent (subject to a requirement to negotiate for carriage in good faith), and other provisions of SHVA prevent DIRECTV from providing duplicate out-of-market programming in many instances. Thus, where network affiliated television stations withhold consent, DIRECTV subscribers may lose access to popular network programming until such consent is restored.

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

  •
  Emergency Alert System.    The Emergency Alert System, or EAS, requires participants to interrupt programming during nationally declared emergencies and to pass through emergency related information. The FCC has adopted rules that require satellite carriers to participate in the "national" portion of EAS. It is also considering whether to mandate that satellite carriers also interrupt programming for local emergencies and weather events. We believe that any such requirement would be very difficult to implement, would require costly changes to our DBS/DTH system, and, depending on how it is implemented, could inconvenience or confuse our viewers. The FCC is also considering whether to require that EAS alerts be provided in multiple

DIRECTV HOLDINGS LLC

    languages or via text messages, which could also prove difficult and costly to implement depending upon the nature of any such requirement adopted.

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

            In 2007, the FCC adopted new service and licensing rules for the BSS in the 17.3-17.8 GHz and 24.75-25.25 GHz bands, or 17/24 GHz BSS. This spectrum, also known as the "reverse band" (in that transmissions from these satellites to consumers would occur in spectrum currently used for uplinking programming to traditional DBS satellites), could provide a new source of additional DTH capacity. DIRECTV currently holds authorizations for satellites in this band at three orbital locations. However, foreign operators who may have international priority have indicated an interest in using slots that may conflict with some or all of these licenses. One foreign licensed operator, Spectrum Five LLC, has filed a petition seeking reconsideration of one of DIRECTV's licenses at an orbital location where Spectrum Five also proposes to operate, and that petition remains pending.

  •
  Rules Governing Co-Existence With Other Satellite and Terrestrial Services and Service Providers in the MVPD Industry.    The FCC has adopted rules to allow non-geostationary orbit fixed satellite services to operate on a co-primary basis in the same frequency band as the one used by direct broadcast satellite and Ku-Band-based fixed satellite services. In the same proceeding, the FCC concluded that multi-channel video and data distribution services, or MVDDS, can share spectrum with DBS operators on a non-interference basis, and adopted rules and a method for assigning licenses in that service, as well. While the FCC has established service and technical rules to govern the non-geostationary orbit and MVDDS services to protect DBS operations from harmful interference, these rules may not be sufficient to prevent such interference, and the introduction of such services into spectrum used by us for DBS service may have a material adverse impact on our operations. In addition, one MVDDS operator recently received a conditional waiver of the applicable rules so that it could operate its system in Albuquerque, New Mexico at substantially higher power levels, which may have a material adverse impact on our operations in that market. Although we have opposed that waiver request, there can be no assurance that the FCC will deny it.

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

DIRECTV HOLDINGS LLC

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

            On November 29, 2006, despite the pendency of the tweener satellite rulemaking and over our opposition, the FCC's International Bureau granted Spectrum Five's application to operate a tweener satellite at the 114.5o WL orbital location, only 4.5o away from our DBS satellites operating at the 110o WL and 119o WL orbital locations. While the Bureau limited Spectrum Five's operations to levels below those at which the ITU deems one DBS system to "affect" another in the absence of agreement from all affected DBS operators (including us), the Bureau's grant of Spectrum Five's application prior to coordination could ultimately permit Spectrum Five to operate at levels that would cause interference to our operations. On February 1, 2008, the full FCC denied reconsideration of the International Bureau's order, but clarified that, if Spectrum Five is unable to coordinate its tweener satellite, it must file for a modification of its authorization and demonstrate that its proposed operational parameters would not exceed the ITU trigger for coordination. To date, Spectrum Five has neither engaged in negotiations to coordinate its tweener system nor filed for modification of its authorization as directed by the FCC. Instead, it recently sought extension of the November 29, 2010 deadline for completion of its first satellite.

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

  •
  FCC Conditions Imposed In Connection With the Liberty and News Corporation Transactions.    In approving Liberty's 2008 acquisition of News Corporation's equity investment in our Parent, the FCC imposed a number of regulatory conditions on us and Liberty, some of which directly or indirectly affected our business. In granting authority for subsequent transactions in 2009 and 2010, the FCC conditioned its approval on continued compliance with those conditions. Accordingly, the FCC has imposed on us program carriage conditions intended to prevent discrimination against all forms of unaffiliated programming; and certain program access conditions intended to ensure non-discriminatory access to much of the programming carried on the DIRECTV service. In particular, we may be required to submit to "baseball style"

DIRECTV HOLDINGS LLC

    arbitration if we cannot arrive at terms for carriage of our regional sports network programming with an MVPD. We cannot predict what effect our compliance with or the FCC's enforcement of these conditions will have on our business.

  •
  Potential Regulation of Set-Top Boxes.    Cable operators are subject to a wide variety of regulation of their set-top boxes, including a prohibition on so-called "integrated" security and non-security functions. The FCC has exempted DTH satellite operators from such rules, but has been urged to eliminate that exemption. Were it to do so, DIRECTV may be required to redesign its set-top boxes and, conceivably, replace existing boxes on a schedule not of its own devising. The FCC is also considering a new regime under which all multichannel video providers, including DIRECTV, would be required to offer so-called "All Vid interfaces" instead of its existing set-top box arrangements. Such interfaces would be designed according to government specifications to deliver DIRECTV's programming stream and related data for manipulation by third-party electronic equipment. DIRECTV believes such a requirement would significantly hinder its ability to offer new and innovative services, and could complicate its customer service efforts.

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

        In addition, although Congress has granted the FCC exclusive jurisdiction over the provision of DTH satellite services, aspects of DBS/DTH service remain regulated at the state and local level. For example, the FCC has promulgated rules prohibiting restrictions by local government agencies, such as zoning commissions and private organizations, such as homeowners associations, on the placement of DBS receiving antennas. Local governments and homeowners associations, however, may continue to regulate the placement of such antennas if necessary to accomplish a clearly defined public safety objective or to preserve a recognized historic district, and may also apply to the FCC for a waiver of FCC rules if there are other local concerns of a special or unusual nature. In addition, a number of state and local governments have attempted to impose consumer protection, customer service and other types of regulation on DBS operators. Also, while Congress has prohibited local taxation of the provision of DBS service, taxation at the state level is permissible, and many states have imposed such taxes, and additional states have attempted to do so recently. Incident to conducting a consumer directed business, we occasionally receive inquiries or complaints from authorities such as state attorneys general and state consumer protection offices. These matters are generally resolved in the ordinary course of business, and DIRECTV recently agreed to implement a restitution program for consumers who send eligible complaints related to consumer protection practices.

INTELLECTUAL PROPERTY

        All DIRECTV companies maintain active programs for identifying and protecting our important intellectual property. With the exception of certain patents and trademarks held by us and various

DIRECTV HOLDINGS LLC

intellectual property licensed from third parties, DIRECTV Group owns all of the intellectual property for the benefit of the company and subsidiaries.

        We believe that our growing portfolio of pending and issued patents are important assets. We presently hold over 2,000 issued patents worldwide relating to our past and present businesses, including over 500 patents developed by, or otherwise relating to our businesses. We hold a worldwide portfolio of over 1,150 trademarks related to the DIRECTV brand, the Cyclone Design and DIRECTV products and services. In particular, we hold trademark registrations relating to its business, including registrations of the primary "DIRECTV" and the DIRECTV Cyclone Design trademarks. In many instances, these trademarks are licensed royalty-free to third parties for use in support of our business. We actively protect our important patents, trademarks and other intellectual property rights against unauthorized or improper use by third parties.

ENVIRONMENTAL REGULATION

        We are subject to the requirements of federal, state, local and foreign environmental laws and regulations. These include laws regulating air emissions, water discharge and universal and hazardous waste management activities. We have an environmental management function designed to track, facilitate and support our compliance with these requirements and attempt to maintain compliance with all such requirements. We have made and will continue to make, as necessary, capital and other expenditures to comply with environmental requirements. We do not, however, expect capital or other expenditures for environmental compliance to be material in 2011. In addition, we periodically review environmental stewardship concepts (such as green initiatives and energy conservation strategies) and implement these whenever feasible. Environmental requirements are complex, change frequently and have become more stringent over time. Accordingly, we cannot provide assurance that these requirements will not change or become more stringent in the future in a manner that could have a material adverse effect on our business.

        We are also subject to environmental laws requiring the investigation and cleanup of environmental contamination at facilities we formerly owned or operated or currently own or operate or to which we sent hazardous wastes, including specified universal wastes, for treatment, service, disposal or recycling. We are aware of contamination at one of our former sites. We are in the process of complying with the requirements stipulated by the government agency overseeing the site cleanup and have allocated the funds to achieve the decontamination goals.

EMPLOYEES

        As of December 31, 2010, we had approximately 16,000 full-time and 300 part-time employees.

***

ITEM 1A.    RISK FACTORS

        You should carefully consider the following risk factors. The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently deem immaterial may also impair our business, financial conditions or results of operations.

DIRECTV HOLDINGS LLC

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

  •
  bundling their video service with efficient two-way high-speed Internet access or telephone service on upgraded cable systems;

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

        We do not currently offer local channel coverage to markets covering approximately three percent of U.S. television households, which places us at a competitive disadvantage in those markets. We also have been unable to secure certain international programming, due to exclusive arrangements of programming providers with certain competitors, which has constrained our ability to compete for subscribers who wish to obtain such programming. And as discussed below, certain cable-affiliated programmers have withheld their programming from us in certain markets, which has further constrained our ability to compete for subscribers in those markets.

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

DIRECTV HOLDINGS LLC

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

        Our business is focused on television, and we face emerging competition from other providers of digital media, some of which have greater financial, marketing and other resources than we do. In particular, programming offered over the Internet has become more prevalent as the speed and quality of broadband networks have improved. OVDs and providers such as Hulu, Roku, Netflix, Apple TV, Amazon and Google TV are aggressively working to establish themselves as an alternative provider of video services. Such services and the growing availability of online content, coupled with an expanding market for connected devices and internet-connected televisions, poses a potential competitive challenge to traditional MVPDs, as a number of consumers may decide to drop their traditional MVPD subscription package.

        Significant changes in consumer behavior with regard to the means by which they obtain video entertainment and information in response to this emerging digital media competition could materially adversely affect our revenues and earnings or otherwise disrupt our business.

We depend on others to produce programming and programming costs are increasing.

        Almost all of our programming is provided by unaffiliated third parties. Typically our programming agreements are multiple-year agreements and contain annual price increases. When negotiating to acquire rights to new programming, or for renewal of expiring contracts, programming suppliers have historically increased the rates they charge us for programming, increasing our costs. Often these increases are greater than the rate of inflation for the same period. We expect this practice to continue and the negotiations over such increases to become more difficult and potentially disruptive. Increases in programming costs, including retransmission costs for broadcast programming, could cause us to increase the rates that we charge our subscribers, which could in turn, especially in a difficult economic environment, cause subscribers to terminate their subscriptions or potential new subscribers to refrain from subscribing to our service. Furthermore, due to the economy and other factors, we may be unable to pass programming cost increases on to our subscribers. Alternatively, in order to attempt to mitigate the effect of proposed programming price increases, we may refuse to carry certain channels, which could adversely affect subscriber growth or result in higher churn.

        In addition, a limited number of cable-affiliated programmers have in the past denied us access to their programming. Our ability to compete successfully will depend on our ability to continue to obtain desirable programming and deliver it to our subscribers at competitive prices. We may not be able to renew these agreements on favorable terms, or at all, or these agreements may be canceled prior to expiration of their original terms. If we are unable to renew any of these agreements or the other parties cancel the agreements, we may not be able to obtain substitute programming, or if we are able to obtain such substitute programming, it may not be comparable in quality or cost to our existing programming.

        If we are unable to obtain rights to programming or are unable to pass additional costs on to subscribers, the potential loss of subscribers and the need to absorb some or all of the additional costs could have a material adverse effect on our earnings or cash flow.

DIRECTV HOLDINGS LLC

A National Football League strike or lockout in 2011 could materially adversely affect our cash flows.

        We have a contract with the National Football League for the exclusive rights to distribute the NFL Sunday Ticket Package to our subscribers. The NFL's collective bargaining agreement with its players expires before the beginning of the 2011-2012 NFL season. If there is a players' strike or an owners' lockout and no games are played or a reduced schedule is played, we would still be obligated to make certain contractual payments to the NFL for such season. Our subscriber revenues would decrease if NFL games are not played or a full season is lost and cash flows from operating activities would decrease from lower revenues because we would still be obligated to make certain contractual payments to the NFL. We will be able to partially offset these payments through provisions such as credits in the following year, reimbursements for games not played and its rights to an extra season if an entire season were cancelled, but in the near term a strike or lockout could have a material adverse effect on our cash flows from operating activities primarily due to payments we may have to make to the NFL, including minimum contractual obligations, an optional advance payment that may be requested by the NFL and the loss of subscriber revenue, as well as possibly resulting in reduced subscriber additions and higher churn.

Increased subscriber churn or subscriber upgrade and retention costs could materially adversely affect our financial performance.

        Turnover of subscribers in the form of subscriber service cancellations, or churn, has a significant financial impact on the results of operations of any subscription television provider, including us, as does the cost of upgrading and retaining subscribers. Any increase in our upgrade and retention costs for our existing subscribers or increased retransmission fees paid to broadcasters may adversely affect our financial performance or cause us to increase our subscription rates, which could increase churn. Churn may also increase due to factors beyond our control, including churn by subscribers who are unable to pay their monthly subscription fees, a slowing economy, significant signal theft, consumer fraud, a maturing subscriber base and competitive offers. Any of the risks described in this Annual Report that could potentially have a material adverse impact on our cost or service quality or that could result in higher prices for our subscribers could also, in turn, cause an increase in churn and consequently have a material adverse effect on our earnings and financial performance.

Our subscriber acquisition costs could materially increase.

        We incur costs relating to subscribers acquired by us and subscribers acquired through third parties. These costs are known as subscriber acquisition costs. For instance, we provide installation incentives to our retailers to enable them to offer standard professional installation as part of the subscriber's purchase or lease of a DIRECTV System. In addition, we pay commissions to retailers for their efforts in offering a DIRECTV System at a lower cost to consumers. Our subscriber acquisition costs may materially increase, to the extent we offer more costly advanced equipment or services, including connecting our receivers to the customers broadband service, continue or expand current sales promotion activities or introduce other more aggressive promotions, or due to increased competition. Any material increase in subscriber acquisition costs from current levels would negatively impact our earnings and could materially adversely affect our financial performance.

Results are impacted by the effect of, and changes in, United States economic conditions and weakening economic conditions may reduce subscriber spending and our rate of growth of subscriber additions and may increase subscriber churn.

        Our business may be affected by factors in the United States that are beyond our control, such as downturns in economic activity, or in the MVPD industry. Factors such as interest rates and the health

DIRECTV HOLDINGS LLC

of the housing market may impact our business. A substantial portion of our revenues comes from residential customers whose spending patterns may be affected by prevailing economic conditions. Our market share in multiple dwelling units such as apartment buildings is lower than that of many of our competitors. If unemployment and foreclosures of single family residences increase, our earnings and financial performance could be negatively affected more than those of our competitors. In addition, if our customers seek alternative means to obtain video entertainment, they may choose to purchase fewer services from us. Due to the economic and competitive environment, we may need to spend more, or we may provide greater discounts or credits, to acquire and retain customers who in turn spend less on our services. If our ARPU decreases or does not increase commensurate with increases in programming or other costs, our margins could become compressed and the long term value of a customer would then decrease. The weak economy may affect our net subscriber additions and reduce subscriber spending and, if these economic conditions continue or deteriorate further, our subscriber growth could decline and our churn rate could increase which would have a material adverse effect on our earnings and financial performance.

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

DIRECTV HOLDINGS LLC

property rights. If a third party holds intellectual property rights, it may not allow us or the applicable manufacturers to use its intellectual property at any price, which could materially adversely affect our competitive position.

        We may not be aware of all intellectual property rights that our services or the products used to transmit or receive our services may potentially infringe. In addition, patent applications in the United States are generally confidential until the Patent and Trademark Office issues a patent. Therefore, we cannot evaluate the extent to which our services or the products used to transmit or receive our services may infringe claims contained in pending patent applications. Further, without lengthy litigation, it is often not possible to determine definitively whether a claim of infringement is valid.

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

DIRECTV HOLDINGS LLC

Our satellites are subject to significant launch and operational risks.

        Satellites are subject to significant operational risks relating to launch and while in orbit. Launch and operational risks include launch failure, incorrect orbital placement or improper commercial operation. Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take up to 36 months, and obtain other launch opportunities. We estimate the overall historical loss rate for all launches of commercial satellites in the last seven years to be approximately five percent but it may be higher. Any significant delays or failures in successfully launching and deploying our satellites could materially adversely affect our ability to generate revenues. While we have traditionally purchased insurance covering the launch and, in limited cases, operation of our satellites, such policies typically cover the loss of the satellite itself or a portion thereof, and not the business interruption or other associated direct and indirect costs. For example, we purchased launch insurance covering a portion of our DIRECTV 12 satellite, which we launched at the end of 2009, and launch vehicle costs in the event of a total loss of the satellite prior to separation from the launch vehicle, but did not purchase in-orbit insurance for it.

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

DIRECTV HOLDINGS LLC

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

        In the event of a failure or loss of any of our satellites, we may relocate another satellite and use it as a replacement for the failed or lost satellite. In the event of a complete satellite failure, our services provided via that satellite could be unavailable for several days or longer while backup in-orbit satellites are repositioned and services are moved. We are not insured for any resultant lost revenues. The use of backup satellite capacity for our programming may require us to discontinue some programming services due to potentially reduced capacity on the backup satellite. Any relocation of our satellites would require prior FCC approval and, among other things, a demonstration to the FCC that the replacement satellite would not cause additional interference compared to the failed or lost satellite. Such FCC approval may not be obtained. We believe we have or will have in 2011, in-orbit satellite capacity to expeditiously recover transmission of most our programming in the event one of our in-orbit satellites fails. However, programming continuity cannot be assured in the event of multiple satellite losses.

The loss of a satellite that is not insured could materially adversely affect our earnings.

        Any launch vehicle failure, or loss or destruction of any of our satellites, even if insured, could have a material adverse effect on our financial condition and results of operations, our ability to comply with FCC regulatory obligations and our ability to fund the construction or acquisition of replacement satellites in a timely fashion, or at all. At December 31, 2010, the net book value of in-orbit satellites was $1,724 million, none of which was insured.

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

        In addition, certain cable providers have denied us and other MVPDs access to a limited number of channels created by programmers with which the cable providers are affiliated. In other cases, such

DIRECTV HOLDINGS LLC

programmers have denied MVPDs high definition feeds of such programming. The cable providers have asserted that they are not required to provide such programming (or resolution) due to the manner in which that programming is distributed, which they argue is not covered by the program access provisions of the Communications Act. The FCC recently adopted new rules under which such programming would also be subject to certain non-exclusivity and non-discrimination requirements. These rules have been challenged in court, however. In addition, they will require a further evidentiary showing by an MVPD seeking access to such programming. If these new rules are successfully challenged in court or we cannot make the required evidentiary showing, we may continue to be precluded from obtaining such programming, which in turn could materially adversely affect our ability to compete in regions serviced by those cable providers. Although the FCC also addressed some of these issues in a limited fashion by placing access conditions on certain regional sports networks affiliated with Time Warner Cable, Inc. and Comcast Corporation, as well as placing various program access conditions relating to Comcast Corporation's acquisition of control of NBC Universal, it is not clear that we will be able to assure continued access to this programming on fair and nondiscriminatory terms.

        Our parent is subject to similar restrictions with respect to certain programmers affiliated with us. The FCC imposed a number of conditions on its approval of Liberty Media's acquisition of News Corporation's interest in our parent in 2007 which continues to apply. Among other things, those conditions require our parent to offer national and regional programming services it controls to all MVPDs on non-exclusive and non-discriminatory terms and conditions, and prohibits our parent from entering into exclusive arrangements with affiliated programmers or unduly influencing such programmers in their dealings with other MVPDs. The conditions also require our parent to engage in "baseball style" arbitration if elected by an MVPD where the parties cannot agree on terms and conditions for carriage of RSN programming owned, managed or controlled by our parent. This condition continues to apply to the three RSNs our parent acquired from Liberty Media in 2009.

Changes to and implementation of statutory copyright license requirements may negatively affect our ability to deliver local and distant broadcast stations, as well as other aspects of our business.

        We carry the signals of distant broadcast stations pursuant to statutory copyright licenses contained in SHVA.

        SHVA, related laws, and FCC implementing rules also govern our provision of local broadcast signals. STELA itself directed a number of federal agencies and bodies to conduct proceedings to evaluate the possibility of significant changes to these laws. Such changes could limit our ability to deliver local broadcast signals. More generally, we have limited capacity, and the projected number of markets in which we can deliver local broadcast programming will continue to be constrained because of the statutory "carry-one, carry-all" requirement and may be reduced depending on changes to that requirement, the FCC's interpretation of its rules in pending and future rulemaking and complaint proceedings, as well as judicial decisions interpreting must carry requirements. We may not be able to comply with these must carry rules, or compliance may mean that we are not able to use capacity that could otherwise be used for new or additional local or national programming services. In addition, the FCC has issued an increasing obligation for carriage of local digital broadcast transmissions in HD format. We may be unable to comply with this requirement in markets where we currently carry such signals without ceasing HD local service entirely in some markets, and would be precluded from launching additional markets currently planned.

        In addition, the FCC has adopted rules requiring us to negotiate in good faith with broadcast stations seeking carriage outside of the mandatory carriage regime described elsewhere. The rules for "retransmission consent" negotiations, which are similar to those that have applied to broadcast

DIRECTV HOLDINGS LLC

stations for years, require us to comply with certain indicia of good faith negotiation, as well as to demonstrate good faith under a "totality of the circumstances" test. Failure to comply with these rules could subject us to administrative sanctions and other penalties. Moreover, the FCC is considering changes to these and other rules related to retransmission consent, some of which could make negotiations more difficult, increase fees charged by broadcasters for carriage, or result in the increased withholding of broadcast signals.

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

        In certain cases, satellite system operators are obligated by governmental regulation and procedures of the International Telecommunications Union to coordinate the operation of their systems with other users of the radio spectrum in order to avoid causing interference to those other users. Coordination may require a satellite system operator to reduce power, avoid operating on certain frequencies, relocate its satellite to another orbital location and/or otherwise modify planned or existing operations. For example, the FCC has conditionally granted Spectrum Five authority to provide direct broadcast satellite service using frequencies assigned to it by the Government of the Netherlands from an orbital slot located halfway between slots at which we currently operate. Other operators have filed similar requests. We believe this closer proximity, if ultimately implemented, would significantly increase the risk of interference which could adversely affect the quality of service provided to our subscribers. We may not be able to successfully coordinate our satellites to the extent we are required

DIRECTV HOLDINGS LLC

to do so, and any modifications we make in the course of coordination, or any inability to successfully coordinate, may materially adversely affect our ability to generate revenue. In addition, the FCC is currently conducting a rulemaking proceeding to consider, among other things, the adoption of operating parameters under which such "tweener" systems would be automatically deemed coordinated.

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

We have significant debt.

        We have debt totaling $10,472 million as of December 31, 2010. If we do not have sufficient income or other sources of cash, it could affect our ability to service debt and pay other obligations.

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

DIRECTV HOLDINGS LLC

authorizations necessary to operate satellites or provide satellite service internationally could have a material adverse effect on our ability to generate revenue and our overall competitive position.

Our Parent may have a significant indemnity obligation to Liberty Media, which is not limited in amount or subject to any cap, if parts of the Liberty Transaction or Liberty's 2008 Transaction with News Corporation are treated as a taxable transaction.

        Despite obtaining a private letter ruling from the Internal Revenue Service (the "IRS") and an opinion of legal counsel to the effect that parts of the Liberty Transaction qualified as a tax-free distribution for U.S. federal income tax purposes, the continuing validity of such ruling and opinion is subject to the accuracy of factual representations and certain assumptions. Any inaccuracy in such representations could invalidate the ruling, and failure to comply with any undertakings made in connection with such tax opinion could alter the conclusions reached in such opinion. Even if parts of the Liberty Transaction otherwise qualify for tax-free treatment, it would result in a significant U.S. federal income tax liability to Liberty Media if one or more persons acquire a 50% or greater interest in the DIRECTV common stock as part of a plan or series of related transactions that includes the Liberty Transaction. The process for determining whether an acquisition is part of a plan under these rules is complex, inherently factual and subject to interpretation of the facts and circumstances of a particular case. Liberty Media or our Parent might inadvertently cause or permit a prohibited change in the ownership of our Parent to occur, thereby triggering a tax liability to Liberty Media.

        In addition, Liberty Media entered into a tax matters agreement with News Corporation in connection with its 2008 transaction with News Corporation, pursuant to which Liberty Media agreed, among other things, to indemnify News Corporation and certain related persons for taxes resulting from actions taken by Liberty Media or its affiliates that cause such transaction (or related restructuring transactions) not to qualify as tax-free transactions. Liberty Media's indemnification obligations to News Corporation and certain related persons are not limited in amount or subject to any cap.

        Under a Tax Sharing Agreement between Liberty Media and our Parent, in certain circumstances our Parent is obligated to indemnify Liberty Media and certain related persons for any losses and taxes resulting from the failure of the Liberty Transaction to be tax-free transactions and from any losses resulting from Liberty Media's indemnity obligations to News Corporation under the tax matters agreement between News Corporation and Liberty Media. If our Parent is required to indemnify Liberty Media or certain related persons under the circumstances set forth in the Tax Sharing Agreement, we may be subject to substantial liabilities not limited in amount or subject to any cap. In such a circumstance, we may be required to make payments or dividends to satisfy such liabilities that could either breach covenants in our credit facilities and bond indentures or require additional or accelerated payments, which could materially adversely affect our financial position and short term operating results.

We may be required to forgo certain transactions in order to avoid the risk of incurring significant tax-related liabilities.

        We might be required to forgo certain transactions that might have otherwise been advantageous in order to preserve the tax-free treatment of the Liberty Transaction. In particular, we might be required to forgo certain transactions, including asset dispositions or other strategic transactions for some period of time following the Liberty Transaction so as not to trigger any liability under the tax indemnification obligations.

DIRECTV HOLDINGS LLC

We rely on network and information systems and other technology, and a disruption or failure of such networks, systems or technology as a result of, misappropriation of data or other malfeasance, as well as outages, natural disasters, accidental releases of information or similar events, may disrupt our business.

        Because network and information systems and other technologies are critical to our operating activities, network or information system shutdowns caused by events such as computer hacking, dissemination of computer viruses, worms and other destructive or disruptive software, and other malicious activity, as well as power outages, natural disasters such as earthquakes, terrorist attacks and similar events, pose increasing risks. Such an event could have an adverse impact on us and our customers, including degradation of service, service disruption, excessive call volume to call centers and damage to our broadcast centers, other properties, equipment and data. Such an event also could result in large expenditures necessary to repair or replace such networks or information systems or to protect them from similar events in the future. Significant incidents could result in a disruption of our operations, customer dissatisfaction, or a loss of customers or revenues.

        Furthermore, our operating activities could be subject to risks caused by misappropriation, misuse, leakage, falsification and accidental release or loss of information maintained in our information technology systems and networks, including customer, personnel and vendor data. We could be exposed to significant costs if such risks were to materialize, and such events could damage our reputation and credibility and have a negative impact on our revenues. We also could be required to expend significant capital and other resources to remedy any such security breach. As a result of the increasing awareness concerning the importance of safeguarding personal information, the potential misuse of such information and legislation that has been adopted or is being considered regarding the protection, privacy and security of personal information, information-related risks are increasing, particularly for businesses like ours that handle a large amount of personal customer data.

We face risks arising from the outcome of various legal proceedings.

        We are involved in various legal proceedings, including those arising in the ordinary course of business, such as consumer class actions and those described under the caption "Legal Proceedings" in Part I, Item 3 incorporated by reference herein. Such matters include investigations and legal actions by the Federal Trade Commission where regulators may seek monetary damages and may also seek to require or prohibit certain actions by us with regard to our current or potential customers. While we do not believe that any of these proceedings alone or in the aggregate will have a material effect on our consolidated financial position, an adverse outcome in one or more of these matters or the imposition of conditions by regulators on the conduct of our business could be material to our consolidated results of operations and cash flows for any one period. Further, no assurance can be given that any adverse outcome would not be material to our consolidated financial position.

We may face other risks described from time to time in periodic reports filed by us with the SEC.

        We urge you to consider the above risk factors carefully in evaluating forward- looking statements contained in this Annual Report. The forward-looking statements included in this Annual Report are made only as of the date of this Annual Report and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

***

DIRECTV HOLDINGS LLC

ITEM 2.    PROPERTIES

        As of December 31, 2010, we had approximately 220 owned and leased locations operating in the United States. The major locations include eight administrative offices, two broadcast centers and six call centers.

***

ITEM 3.    LEGAL PROCEEDINGS

        (a)   Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we became or were a party during the year ended December 31, 2010 or subsequent thereto, but before the filing of the report, are summarized below:

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

        From time to time, we receive investigative inquiries or subpoenas from state and federal authorities with respect to alleged violations of state and federal statutes. These inquiries may lead to legal proceedings in some cases. We have received a request for information from the Federal Trade Commission, or FTC, on issues similar to those resolved with the multistate group of state attorneys general discussed in (b) below. We are cooperating with the FTC by providing information about our sales and marketing practices and customer complaints.

        Other.    We are subject to other legal proceedings and claims that arise in the ordinary course of our business. The amount of ultimate liability with respect to such actions is not expected to materially affect our financial position, results of operations or liquidity.

DIRECTV HOLDINGS LLC

        (b)   The following previously reported legal proceedings were terminated during the fourth quarter ended December 31, 2010:

        In December 2010, we entered into a settlement agreement with a multistate group of state attorneys general to resolve concerns regarding alleged violations of their respective state consumer protection statutes. The state of Washington, originally a part of the multistate group, filed an action in Washington state court in December 2009, and that litigation was settled on the same substantive terms as reached with the multistate group. We did not admit any wrongdoing in entering into the settlement. We agreed to formalize many business improvements made in the last few years and to further improve other practices. We paid a total of $14.25 million to the states as costs of investigation and attorneys fees, and has agreed to implement a restitution program for consumers who send eligible complaints.

ITEM 4.    (Removed and Reserved)

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

        Omitted.

***

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR PURPOSE OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        This Annual Report on Form 10-K may contain certain statements that we believe are, or may be considered to be, "forward-looking statements" within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as we "believe," "expect," "estimate," "anticipate," "intend," "plan," "foresee," "project" or other similar references to future periods. Examples of forward- looking statements include, but are not limited to, statements we make related to our business strategy and regarding our outlook for 2011 financial results, liquidity and capital resources.

        Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include economic, business, competitive, national or global political, market and regulatory conditions and other risks, each of which is described in more detail in Item 1A—Risk Factors of this Annual Report.

        Any forward looking statement made by us in this Annual Report on Form 10-K speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may occur and it is not possible for us to predict them all. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

DIRECTV HOLDINGS LLC

CONTENTS

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

  •
  Critical Accounting Estimates

  •
  Accounting Changes and New Accounting Pronouncements

DIRECTV HOLDINGS LLC

SUMMARY RESULTS OF OPERATIONS AND FINANCIAL CONDITION

	Years Ended December 31,
	2010	2009	2008
	(Dollars in Millions)
Consolidated Statements of Operations Data:
Revenues	$20,268	$18,671	$17,310
Total operating costs and expenses	16,978	16,261	14,980

Operating profit	3,290	2,410	2,330
Interest income	5	4	37
Interest expense	(488)	(348)	(315)
Other, net	(5)	(17)	5

Income before income taxes	2,802	2,049	2,057
Income tax expense	(1,051)	(794)	(807)

Net income	$1,751	$1,255	$1,250

	December 31,
	2010	2009
	(Dollars in Millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$687	$1,716
Total current assets	2,836	3,560
Total assets	11,400	12,408
Total current liabilities	3,355	3,388
Long-term debt	10,472	6,500
Total owner's equity (deficit)	(3,621)	1,451

DIRECTV HOLDINGS LLC

	Years Ended December 31,
	2010	2009	2008
	(Dollars in Millions)
Other Data:
Operating profit before depreciation and amortization(1)
Operating profit	$3,290	$2,410	$2,330
Add: Depreciation and amortization expense	1,926	2,275	2,061

Operating profit before depreciation and amortization	$5,216	$4,685	$4,391

Operating profit before depreciation and amortization margin	25.7%	25.1%	25.4%
Cash flow information
Net cash provided by operating activities	$3,905	$3,691	$3,277
Net cash used in investing activities	(1,555)	(1,496)	(1,857)
Net cash used in financing activities	(3,379)	(1,628)	(1,073)
Free cash flow(2)
Net cash provided by operating activities	$3,905	$3,691	$3,277
Less: Cash paid for property and equipment	(477)	(443)	(501)
Less: Cash paid for subscriber leased equipment—subscriber acquisitions	(651)	(564)	(599)
Less: Cash paid for subscriber leased equipment—upgrade and retention	(316)	(419)	(537)
Less: Cash paid for satellites	(113)	(59)	(128)

Free cash flow	$2,348	$2,206	$1,512

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

DIRECTV HOLDINGS LLC

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

SIGNIFICANT TRANSACTIONS AFFECTING THE COMPARABILITY OF THE RESULTS OF OPERATIONS

Acquisition

        180 Connect.    In July 2008, we acquired 100% of 180 Connect's outstanding common stock and exchangeable shares. Simultaneously, in a separate transaction, UniTek USA, LLC acquired 100% of 180 Connect's cable service operating unit and operations in certain of our installation services markets in exchange for satellite installation operations in certain markets and $7 million in cash. These transactions provide us with ownership and control over a significant portion of our home service provider network. We paid $91 million in cash, net of the $7 million we received from UniTek USA, for the acquisition, including the equity purchase price, repayment of assumed debt and related transaction costs.

Financing Transactions

        In 2010, we issued $6.0 billion of senior notes resulting in $5,978 million of proceeds, net of discount, and repaid the $2,205 million of remaining principal on the Term Loans of its senior secured credit facility. The repayment of the Term Loans resulted in a 2010 pre-tax charge recorded in "Other, net" in our Consolidated Statements of Operations of $16 million, $10 million after tax resulting from the write-off of deferred debt issuance and other transaction costs.

        In 2009, we issued $2.0 billion of senior notes resulting in $1,990 million of proceeds, net of discount. Also in 2009, we purchased and redeemed its then outstanding $910 million 8.375% senior notes, resulting in a 2009 pre-tax charge of $34 million, $21 million after tax, of which $29 million resulted from a premium paid for the redemption and $5 million resulted from the write-off of deferred debt issuance costs and other transaction costs. The charge was recorded in "Other, net" in our Consolidated Statements of Operations.

        In 2008, we issued $1.5 billion in senior notes, and borrowed $1 billion under a new Term Loan of our senior secured credit facility, resulting in proceeds, net of discount, of $2,490 million.

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

DIRECTV HOLDINGS LLC

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

        Subscriber acquisition costs.    These costs include the cost of set-top receivers and other equipment, commissions we pay to national retailers, independent satellite television retailers, dealers and telcos, and the cost of installation, advertising, marketing and customer call center expenses associated with the acquisition of new subscribers. Set-top receivers leased to new subscribers are capitalized in "Property and equipment, net" in the Consolidated Balance Sheets and depreciated over their useful lives. The amount of set-top receivers capitalized each period for subscriber acquisitions is included in "Cash paid for subscriber leased equipment—subscriber acquisitions" in the Consolidated Statements of Cash Flows.

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

DIRECTV HOLDINGS LLC

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

EXECUTIVE OVERVIEW AND OUTLOOK

        The United States is continuing to undergo a period of economic uncertainty. As discussed in "Competition" in Item 1, in addition to cable and satellite system operators, we are experiencing increasing competition from telcos and other emerging digital media distribution providers. Please refer to "Risk Factors" in Item 1A for a further discussion of risks which may affect forecasted results or our business generally.

        Our revenue growth is generated by both increases in the average monthly rates we earn from subscribers, or ARPU, and increases in the total number of subscribers. In 2011, we expect revenue growth in the mid to high single digit percentage range.

        In 2011, we expect that the anticipated growth in revenues will be partially offset by higher programming costs, including the costs associated with our contract with the NFL, resulting in operating profit before depreciation and amortization growth in the low to mid single digit percentage range.

        In 2011, we expect capital expenditures to be slightly higher than in 2010.

DIRECTV HOLDINGS LLC

Year Ended December 31, 2010 Compared with the Year Ended December 31, 2009

        The following table provides operating results and a summary of key subscriber data:

			Change
	2010	2009	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$20,268	$18,671	$1,597	8.6%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	8,699	8,027	672	8.4%
Subscriber service expenses	1,340	1,268	72	5.7%
Broadcast operations expenses	273	274	(1)	(0.4)%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	2,631	2,478	153	6.2%
Upgrade and retention costs	1,106	1,045	61	5.8%
General and administrative expenses	1,003	894	109	12.2%
Depreciation and amortization expense	1,926	2,275	(349)	(15.3)%

Total operating costs and expenses	16,978	16,261	717	4.4%

Operating profit	$3,290	$2,410	$880	36.5%

Other data:
Operating profit before depreciation and amortization	$5,216	$4,685	$531	11.3%
Total number of subscribers (000's)	19,223	18,560	663	3.6%
ARPU	$89.71	$85.48	$4.23	4.9%
Average monthly subscriber churn %	1.53%	1.53%	—	0.0%
Gross subscriber additions (000's)	4,124	4,273	(149)	(3.5)%
Subscriber disconnections (000's)	3,461	3,334	127	3.8%
Net subscriber additions (000's)	663	939	(276)	(29.4)%
Average subscriber acquisition costs—per subscriber (SAC)	$796	$712	$84	11.8%

        Subscribers.    In 2010, gross subscriber additions decreased primarily due to the impact of the transition to digital broadcast in 2009 and lower additions from our regional telco partners as a result of a more challenging competitive environment. Net subscriber additions decreased from 2009 due to the decrease in gross additions and higher subscriber disconnections associated with the larger subscriber base. Average monthly subscriber churn remained unchanged from 1.53% in 2009.

        Revenues.    Our revenues increased as a result of higher ARPU and the larger subscriber base. The increase in ARPU resulted primarily from price increases on programming packages, higher HD and DVR service fees.

        Operating profit before depreciation and amortization.    The improvement of operating profit before depreciation and amortization was primarily due to the gross profit generated from the higher revenues, partially offset by higher subscriber acquisition and upgrade and retention costs and higher general and administrative expenses.

DIRECTV HOLDINGS LLC

        Broadcast programming and other costs increased due to the larger number of subscribers in 2010 and annual program supplier rate increases. Subscriber service expenses increased primarily due to a larger subscriber base in 2010 and costs associated with service quality improvement initiatives.

        Subscriber acquisition costs increased from 2009 primarily due to higher subscriber demand for advanced products as well as increased dealer commissions. SAC per subscriber, which includes the cost of capitalized set-top receivers, increased primarily due to higher subscriber demand for advanced products and increased dealer commissions compared to 2009. Under our lease program, we capitalized $651 million of set-top receivers in 2010 and $564 million in 2009 for new subscriber acquisitions.

        Upgrade and retention costs increased in 2010 due to increased marketing costs and costs related to advanced product upgrades. Under our lease program we capitalized $316 million of set-top receivers in 2010 and $419 million in 2009 for subscriber upgrades. The decrease in the capitalized amount of set-top receivers is due to a decrease in the cost of advanced products.

        General and administrative expenses increased in 2010 primarily due to increased labor and benefit costs related to higher incentive compensation and increased headcount as well as higher bad debt expense associated with higher revenue.

        Operating profit.    The increase in operating profit was primarily due to higher operating profit before depreciation and amortization and lower depreciation and amortization expense in 2010 as a result of decreased subscriber equipment capitalization and completion of the amortization of subscriber related and orbital slot intangible assets.

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

        Income Tax Expense.    We recognized income tax expense of $794 million in 2009 compared to $807 million in 2008. The lower income tax expense in 2009 is primarily attributable to the lower income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

        Our principal sources of liquidity are our cash, cash equivalents and the cash flow that we generate from our operations. Additionally, from 2008 to 2010 we completed multiple financing transactions that have resulted in approximately $10.5 billion of net cash proceeds. We have also experienced significant growth in net cash provided by operating activities and free cash flow. We expect that net cash provided by operating activities to continue to grow and believe that our existing cash balances and cash provided by operations will be sufficient to fund our existing business plan. Additionally, in February 2011, we entered into a new $2 billion revolving credit facility, which is available until 2016. We may borrow under this facility to fund share repurchases or to fund strategic investment opportunities should they arise.

DIRECTV HOLDINGS LLC

        At December 31, 2010, our cash and cash equivalents totaled $687 million compared with $1,716 million at December 31, 2009.

        We have received capital contributions and have borrowed amounts from our Parent in the past to fund certain transactions. We may also provide dividends to our Parent or fund other cash requirements, including additional share repurchase programs or other distributions to its stockholders, or to fund strategic investment opportunities should they arise. We may use available cash and cash equivalents, cash from operations, or incur additional borrowings, which may include borrowings under our $2 billion revolving credit facility, to fund such dividends or strategic investment opportunities.

        As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) was 0.85 at December 31, 2010 and 1.05 at December 31, 2009. Working capital decreased $691 million to a $519 million deficit at December 31, 2010 from a deficit of $172 million at December 31, 2009. The decrease during the period was mostly due to the increase in our cash used in financing activities resulting from the changes discussed below.

Summary Cash Flow Information

	Years Ended December 31,
	2010	2009	2008
	(Dollars in Millions)
Net cash provided by operating activities	$3,905	$3,691	$3,277
Net cash used in investing activities	(1,555)	(1,496)	(1,857)
Net cash used in financing activities	(3,379)	(1,628)	(1,073)
Free cash flow:
Net cash provided by operating activities	$3,905	$3,691	$3,277
Less: Cash paid for property and equipment	(477)	(443)	(501)
Less: Cash paid for subscriber leased equipment—subscriber acquisitions	(651)	(564)	(599)
Less: Cash paid for subscriber leased equipment—upgrade and retention	(316)	(419)	(537)
Less: Cash paid for satellites	(113)	(59)	(128)

Free cash flow	$2,348	$2,206	$1,512

Cash Flows Provided By Operating Activities

        The increases in net cash provided by operating activities in 2010 and 2009 were primarily due to our higher operating profit before depreciation and amortization, which resulted from the higher gross profit generated from an increase in revenues. Cash paid for income taxes was $775 million in 2010, $529 million in 2009 and $753 million in 2008. The increase in cash paid for income taxes in 2010 resulted mainly from increased income from continuing operations and prior year tax credits taken in 2009.

Cash Flows Used In Investing Activities

        During 2008 and 2009, we experienced a reduction in set-top receiver costs and benefited from the use of refurbished set-top receivers from our lease program, which resulted in a reduction in capital expenditures for property and equipment in 2008 and 2009. From 2009 to 2010, capital expenditures for set-top receivers remained relatively consistent.

        During 2008, 2009 and 2010, we were in the process of constructing three satellites. Two of those satellites have been completed and placed into service. We expect to place the third satellite in service in the second half of 2013.

DIRECTV HOLDINGS LLC

Cash Flows Used in Financing Activities

        During 2010, we had $5,978 million of net cash proceeds from the issuance of senior notes. We also repaid $2,323 million of our long-term debt. Additionally, we paid cash dividends to our Parent in the amounts of $6,900 million in 2010, $2,500 million in 2009 and $3,400 million in 2008. We have provided $500 million in additional dividends to our Parent in 2011 and will likely continue to provide additional dividends to our Parent to fund its cash requirements, including the $6.0 billion share repurchase program announced February 2011 or other distributions to shareholders, or to fund strategic investment opportunities should they arise. We may use available cash and cash equivalents, cash from operations, or incur additional borrowings, which may include borrowings under our $2 billion revolving credit facility, to fund such dividends.

        We anticipate additional borrowings in the future in order to achieve our target of outstanding long-term debt of 2.5 times our operating profit before depreciation and amortization.

Free Cash Flow

        Free cash flow increased in 2010 as compared to 2009 due to an increase in net cash provided by operating activities.

Debt

        At December 31, 2010, we had $10,472 million in total outstanding borrowings, bearing a weighted average interest rate of 5.4%. Our outstanding borrowings consist of notes payable as more fully described in Note 7 of the Notes to the Consolidated Financial Statements in Item 8, Part II of this Annual Report, which we incorporate herein by reference.

        Our notes payable mature as follows: $1,000 million in 2014, $2,200 million in 2015 and $7,300 million thereafter.

Revolving Credit Facility

        In February 2011, our senior secured credit facility was terminated and replaced by a new five year, $2.0 billion revolving credit facility. We pay a commitment fee of .30% per year for the unused commitment under the revolving credit facility, and borrowings will bear interest at an annual rate of (i) the London interbank offer rate (LIBOR) (or for Euro advances the EURIBOR rate) plus 1.50% or at our option (ii) the higher of the prime rate plus 0.50% or the Fed Funds Rate plus 1.00%. The commitment fee and the annual interest rate may be increased or decreased under certain conditions, which include changes in our long-term, unsecured debt ratings. The revolving credit facility is unsecured and has been fully and unconditionally guaranteed, jointly and severally, by substantially all of our current and certain of our future domestic subsidiaries on a senior unsecured basis.

        Covenants and Restrictions.    The revolving credit facility requires us to maintain at the end of each fiscal quarter a specified ratio of indebtedness to adjusted net income. The revolving credit facility also includes covenants that restrict our ability to, among other things, (i) incur additional subsidiary indebtedness, (ii) incur liens, (iii) enter into certain transactions with affiliates, (iv) merge or consolidate with another entity, (v) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vi) change its lines of business. Additionally, the senior notes contain restrictive covenants that are similar. Should we fail to comply with these covenants, all or a portion of our borrowings under the senior notes could become immediately payable and its revolving credit facility could be terminated. As of February 7, 2011, the closing date of the revolving credit facility, we were in

DIRECTV HOLDINGS LLC

compliance with all such covenants. The senior notes and revolving credit facility also provide that the borrowings may be required to be prepaid if certain change-in-control events occur.

Contingencies

        National Football League Strike or Lockout.    We have a contract with the National Football League for the exclusive rights to distribute the NFL Sunday Ticket Package to our subscribers. The NFL's collective bargaining agreement with its players expires before the beginning of the 2011-2012 NFL season. If there is a players' strike or an owners' lockout and no games are played or a reduced schedule is played, we would still be obligated to make certain contractual payments to the NFL for such season. Our subscriber revenues would decrease if NFL games are not played or a full season is lost and cash flows from operating activities would decrease from lower revenues because we would still be obligated to make certain contractual payments to the NFL. We will be able to partially offset these payments through provisions such as credits in the following year, reimbursements for games not played and its rights to an extra season if the entire season is cancelled, but in the near term a strike or lockout could have a material adverse effect on our cash flows from operating activities primarily due to payments we may have to make to the NFL, including minimum contractual obligations, an optional advance payment that may be requested by the NFL and the loss of subscriber revenue, as well as possibly resulting in reduced subscriber additions and higher churn.

        Other.    Several factors may affect our ability to fund our operations and commitments that we discuss in "Contractual Obligations", "Off-Balance Sheet Arrangements" and "Contingencies" below. In addition, our future cash flows may be reduced if we experience, among other things, significantly higher subscriber additions than planned, increased subscriber churn or upgrade and retention costs, higher than planned capital expenditures for satellites and broadcast equipment, or satellite anomalies or signal theft. Additionally, our ability to borrow under its revolving credit facility is contingent upon our meeting a financial and other covenants associated with its facility as more fully described above.

CONTRACTUAL OBLIGATIONS

        The following table sets forth our contractual obligations as of December 31, 2010, including the future periods in which payments are expected. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements in Part II, Item 8 referenced in the table.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in Millions)
Long-term debt obligations (Note 7)(a)	$16,750	$575	$1,154	$2,053	$12,968
Purchase obligations (Note 13)(b)	7,214	1,870	3,461	1,843	40
Operating lease obligations (Note 13)(c)	281	56	80	36	109
Other long-term liabilities reflected on the Consolidated Balance Sheets under GAAP (Notes 13)(d),(e)	130	69	34	17	10

Total	$24,375	$2,570	$4,729	$3,949	$13,127

(a)
Long-term debt obligations include interest calculated based on the rates in effect at December 31, 2010, however, the obligations do not reflect potential prepayments required under its indentures.

(b)
Purchase obligations consist primarily of broadcast programming commitments, regional professional team rights agreements, service contract commitments and satellite launch contracts. Broadcast programming

DIRECTV HOLDINGS LLC

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

(e)
Payments due by period for other long-term liabilities reflected on the Consolidated Balance Sheet under GAAP do not include payments that could be made related to our net unrecognized tax benefits liability, which amounted to $65 million as of December 31, 2010. The timing and amount of any future payments is not reasonably estimable, as such payments are dependent on the completion and resolution of examinations with tax authorities. We do not expect a significant payment related to these obligations within the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

        As of December 31, 2010, we were contingently liable under standby letters of credit and bonds in the aggregate amount of $1 million for insurance deductibles.

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

DIRECTV HOLDINGS LLC

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

        Depreciable Lives of Leased Set-Top Receivers.    We currently lease most set-top receivers provided to new and existing subscribers and therefore capitalize the cost of those set-top receivers. We depreciate capitalized set-top receivers over a three year estimated useful life, which is based on, among other things, management's judgment of the risk of technological obsolescence. Changes in the estimated useful lives of set-top receivers capitalized could result in significant changes to the amounts recorded as depreciation expense. We regularly evaluate the estimated useful life of our set-top receivers and it is possible that we may change the useful life of set-top receivers in the near term. If we had changed the depreciable life of our set-top receivers as of January 1, 2010 to four years, annual depreciation for 2010 would have decreased by over $300 million.

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

DIRECTV HOLDINGS LLC

of in a similar manner, except that we reduce the fair value for the cost of disposal. Changes in estimates of future cash flows could result in a write-down of the asset in a future period.

        Valuation of Goodwill and Intangible Assets with Indefinite Lives.    We evaluate the carrying value of goodwill and intangible assets with indefinite lives annually in the fourth quarter or more frequently when events and circumstances change that would more likely than not result in an impairment loss. We completed our annual impairment testing during the fourth quarter of 2010, and determined that there was no impairment of goodwill or intangible assets with indefinite lives. As of December 31, 2010, the fair value of the Company and our intangible assets with indefinite lives significantly exceed their carrying values. See Note 5 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report, which we incorporate herein by reference.

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

ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENTS

        For a discussion of new accounting pronouncements see Note 2 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report, which we incorporate herein by reference.

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

  Interest Rate Risk

        From time to time, we may be subject to fluctuating interest rates for variable rate borrowings, which may adversely impact our consolidated results of operations and cash flows. We had outstanding debt of $10,472 million at December 31, 2010, which consisted entirely, of our fixed rate borrowings.

***

DIRECTV HOLDINGS LLC

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
DIRECTV Holdings LLC
El Segundo, California

        We have audited the accompanying consolidated balance sheets of DIRECTV Holdings LLC (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in owner's equity (deficit), and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DIRECTV Holdings LLC at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
February 25, 2011

DIRECTV HOLDINGS LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008
	(Dollars in Millions)
Revenues	$20,268	$18,671	$17,310
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	8,699	8,027	7,424
Subscriber service expenses	1,340	1,268	1,139
Broadcast operations expenses	273	274	265
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	2,631	2,478	2,191
Upgrade and retention costs	1,106	1,045	1,027
General and administrative expenses	1,003	894	873
Depreciation and amortization expense	1,926	2,275	2,061

Total operating costs and expenses	16,978	16,261	14,980

Operating profit	3,290	2,410	2,330
Interest income	5	4	37
Interest expense	(488)	(348)	(315)
Other, net	(5)	(17)	5

Income before income taxes	2,802	2,049	2,057
Income tax expense	(1,051)	(794)	(807)

Net income	$1,751	$1,255	$1,250

        The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(Dollars in Millions)
ASSETS
Current assets
Cash and cash equivalents	$687	$1,716
Accounts receivable, net	1,735	1,421
Inventories	227	200
Deferred income taxes	—	60
Prepaid expenses and other	187	163

Total current assets	2,836	3,560
Satellites, net	1,794	1,870
Property and equipment, net	2,832	2,998
Goodwill	3,176	3,167
Intangible assets, net	495	582
Other assets	267	231

Total assets	$11,400	$12,408

LIABILITIES AND OWNER'S EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$2,977	$2,727
Unearned subscriber revenues and deferred credits	378	353
Current portion of long-term debt	—	308

Total current liabilities	3,355	3,388
Long-term debt	10,472	6,500
Deferred income taxes	906	559
Other liabilities and deferred credits	288	510
Commitments and contingencies
Owner's equity (deficit)
Capital stock and additional paid-in capital	7	1,076
Retained earnings (Accumulated deficit)	(3,628)	375

Total owner's equity (deficit)	(3,621)	1,451

Total liabilities and owner's equity (deficit)	$11,400	$12,408

        The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CHANGES IN OWNER'S EQUITY (DEFICIT)

	Capital stock and additional paid-in capital	Retained earnings (Accumulated deficit)	Total owner's equity (deficit)
	(Dollars in Millions)
Balance at January 1, 2008	$2,782	$1,958	$4,740
Net income		1,250	1,250
Dividend to Parent	(436)	(2,964)	(3,400)
Capital contribution from Parent	43		43
Other	14		14

Balance at December 31, 2009	2,403	244	2,647
Net income		1,255	1,255
Dividend to Parent	(1,376)	(1,124)	(2,500)
Capital contribution from Parent	44		44
Other	5		5

Balance at December 31, 2009	1,076	375	1,451
Net income		1,751	1,751
Dividend to Parent	(1,146)	(5,754)	(6,900)
Capital contribution from Parent	67		67
Other	10		10

Balance at December 31, 2010	$7	$(3,628)	$(3,621)

        The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	(Dollars in Millions)
Cash Flows From Operating Activities
Net income	$1,751	$1,255	$1,250
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,926	2,275	2,061
Amortization of deferred revenues and deferred credits	(36)	(48)	(104)
Share-based compensation expense	67	44	43
Deferred income taxes	278	229	52
Other	20	20	11
Change in other operating assets and liabilities
Accounts receivable, net	(329)	(121)	93
Inventories	(27)	(10)	22
Prepaid expenses and other	(26)	98	(109)
Accounts payable and accrued liabilities	245	(76)	(47)
Unearned subscriber revenues and deferred credits	25	33	(4)
Other, net	11	(8)	9

Net cash provided by operating activities	3,905	3,691	3,277

Cash Flows From Investing Activities
Cash paid for property and equipment	(477)	(443)	(501)
Cash paid for subscriber leased equipment—subscriber acquisitions	(651)	(564)	(599)
Cash paid for subscriber leased equipment—upgrade and retention	(316)	(419)	(537)
Cash paid for satellites	(113)	(59)	(128)
Investment in companies, net of cash acquired	(1)	(11)	(97)
Other	3	—	5

Net cash used in investing activities	(1,555)	(1,496)	(1,857)

Cash Flows From Financing Activities
Cash proceeds from debt issuance	5,978	1,990	2,490
Debt issuance costs	(44)	(14)	(19)
Repayment of long-term debt	(2,323)	(1,018)	(53)
Repayment of other long-term obligations	(99)	(90)	(98)
Cash dividends to Parent	(6,900)	(2,500)	(3,400)
Excess tax benefit from share-based compensation	9	4	7

Net cash used in financing activities	(3,379)	(1,628)	(1,073)

Net increase (decrease) in cash and cash equivalents	(1,029)	567	347
Cash and cash equivalents at beginning of the year	1,716	1,149	802

Cash and cash equivalents at end of the year	$687	$1,716	$1,149

Supplemental Cash Flow Information
Cash paid for interest	$392	$341	$289
Cash paid for income taxes	775	529	753

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

  Revenue Recognition

        We recognize subscription and pay-per-view revenues when programming is broadcast to subscribers. We recognize subscriber fees for multiple set-top receivers, our published programming guide, warranty services and equipment rental as revenue, as earned. We recognize advertising revenues when the related services are performed. We defer programming payments received from subscribers in advance of the broadcast as "Unearned subscriber revenues and deferred credits" in the Consolidated Balance Sheets until earned. We recognize revenues to be received under contractual commitments on a straight line basis over the minimum contractual period. We report revenues net of customer credits and discounted promotions.

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

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

  Cash and Cash Equivalents

        Cash and cash equivalents consist of cash on deposit and highly liquid investments we purchase with original maturities of three months or less.

  Inventories

        We state inventories at the lower of average cost or market. Inventories consist of finished goods for DIRECTV System equipment and DIRECTV System access cards.

  Property and Equipment, Satellites and Depreciation

        We carry property and equipment, and satellites at cost, net of accumulated depreciation. The amounts we capitalize for satellites currently being constructed and those that have been successfully launched include the costs of construction, launch, launch insurance, incentive obligations and capitalized interest. We generally compute depreciation using the straight-line method over the estimated useful lives of the assets. We amortize leasehold improvements over the lesser of the life of the asset or term of the lease.

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

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The carrying value of cash and cash equivalents, accounts receivable, investments and other assets, accounts payable, and amounts included in accrued liabilities and other meeting the definition of a financial instrument approximated their fair values at December 31, 2010 and 2009.

  Debt Issuance Costs

        We defer costs we incur to issue debt and amortize these costs to interest expense using the straight-line method over the term of the respective obligation.

  Share-Based Payment

        DIRECTV grants restricted stock units and common stock options to certain employees.

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

  Advertising Costs

        We expense advertising costs primarily in "Subscriber acquisition costs" in the Consolidated Statements of Operations as incurred. Advertising expenses, net of payments received from programming content providers for marketing support, were $229 million in 2010, $222 million in 2009 and $211 million in 2008.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

  Market Concentrations and Credit Risk

        We sell programming services and extend credit, in amounts generally not exceeding $200 each, to a large number of individual residential subscribers throughout the United States. As applicable, we maintain allowances for anticipated losses.

Fair Value Measurement

        We determine the fair value measurements of assets and liabilities based on the three level valuation hierarchy established for classification of fair value measurements. The valuation hierarchy is based on the transparency of inputs to the valuation of an asset or liability as of the measurement date. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability and may be observable or unobservable. The three level hierarchy of inputs is as follows:

Level 1:	Valuation is based on quoted market prices in active markets for identical assets or liabilities.
Level 2:	Valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable, for substantially the full term of the asset or liability.
Level 3:	Valuation is based upon other unobservable inputs that are not corroborated by market data.

Accounting Changes

        Consolidation of Variable Interest Entities.    On January 1, 2010, we adopted the revisions issued by the Financial Accounting Standards Board, or FASB, to consolidation accounting standards for variable interest entities, or VIEs. The new standard replaces the quantitative- based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity. Instead, the new approach is qualitative and focused on identifying which enterprise has the power to direct the activities of a VIE that most significantly impact the entity's performance and (1) the obligation to absorb the losses of an entity or (2) the right to receive benefits from the entity. As a result of the changed requirements, it is possible that an entity's previous assessment of a VIE will change, and the standard now requires ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. The adoption of these changes on January 1, 2010 did not have an effect on our consolidated results of operations and financial position

        Noncontrolling interests.    On January 1, 2009 we adopted new accounting standards for the accounting and reporting of noncontrolling interests in subsidiaries, also known as minority interests, in consolidated financial statements. The new standards also provide guidance on accounting for changes in the parent's ownership interest in a subsidiary and establishes standards of accounting for the deconsolidation of a subsidiary due to the loss of control. Reporting entities must now present certain noncontrolling interests as a component of equity and present net income and consolidated comprehensive income attributable to the parent and the noncontrolling interest separately in the consolidated financial statements. These new standards are required to be applied prospectively, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented. Our adoption of these changes did not have any effect on our consolidated financial statements.

        Business Combinations.    On January 1, 2009 we adopted a new business combination accounting standard that requires the acquiring entity in a business combination to record 100% of all assets and

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

  New Accounting Standard

        Multiple Element Revenue Arrangements.    In September 2009, the FASB approved a revised standard for revenue arrangements with multiple deliverables. Under the revised standard, the criteria for determining whether a deliverable should be considered a separate unit of accounting has changed to remove a limitation for separation to only items with objective and reliable evidence of fair value. Instead, the revised standard allows entities to use the "best estimate of selling price" in addition to third-party evidence or actual selling prices for determining the fair value of a deliverable. The standard also includes additional disclosure requirements for revenue arrangements for multiple deliverables. We do not expect the adoption of the revised standard to have an effect on our consolidated results of operations and financial position, when adopted, as required, on January 1, 2011.

Note 3: Accounts Receivable, Net

        The following table sets forth the amounts recorded for "Accounts receivable, net" in our Consolidated Balance Sheets as of December 31:

	2010	2009
	(Dollars in Millions)
Subscriber	$1,085	$887
Trade and other	696	563

Subtotal	1,781	1,450
Less: Allowance for doubtful accounts	(46)	(29)

Accounts receivable, net	$1,735	$1,421

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4: Satellites, Net and Property and Equipment, Net

        The following table sets forth the amounts recorded for "Satellites, net" and "Property and equipment, net" in our Consolidated Balance Sheets at December 31:

	Estimated Useful Lives (years)	2010	2009
		(Dollars in Millions)
Satellites	10-15	$2,739	$2,355
Satellites under construction		70	354

Total		2,809	2,709
Less: Accumulated depreciation		(1,015)	(839)

Satellites, net		$1,794	$1,870

Land and improvements	—	$33	$26
Buildings and leasehold improvements	6-30	299	301
Machinery and equipment	2-23	1,541	1,449
Capitalized software	3	1,889	1,566
Subscriber leased set-top receivers	3	4,631	3,995
Construction in progress	—	263	330

Total		8,656	7,667
Less: Accumulated depreciation		(5,824)	(4,669)

Property and equipment, net		$2,832	$2,998

        We capitalized interest costs of $6 million in 2010, $18 million in 2009 and $18 million in 2008, as part of the cost of our property and satellites under construction. Depreciation expense was $1,834 million in 2010, $1,984 million in 2009 and $1,707 million in 2008.

        The following table sets forth the amount of set-top receivers we capitalized, and depreciation expense we recorded under the lease program for each of the periods presented:

	Years ended December 31,
Capitalized subscriber leased equipment:	2010	2009	2008
	(Dollars in Millions)
Subscriber leased equipment—subscriber acquisitions	$651	$564	$599
Subscriber leased equipment—upgrade and retention	316	419	537

Total subscriber leased equipment capitalized	$967	$983	$1,136

Depreciation expense—subscriber leased equipment	$1,145	$1,333	$1,100

        We depreciate capitalized set-top receivers over a three year estimated useful life, which is based on, among other things, management's judgment of the risk of technological obsolescence. Changes in the estimated useful lives of set-top receivers capitalized could result in significant changes to the amounts recorded as depreciation expense. We regularly evaluate the estimated useful life of our set-top receivers and it is possible that we may change the useful life of set-top receivers in the near term. If we had changed the depreciable life of our set-top receivers as of January 1, 2010 to four years, annual depreciation for 2010 would have decreased by over $300 million.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5: Goodwill and Intangible Assets

        The following table sets forth the changes in the carrying amounts of "Goodwill" in the Consolidated Balance Sheets for the years ended December 31, 2010 and 2009:

(Dollars in Millions)
Balance as of January 1, 2009	$3,189
New acquisitions	24
Finalization of prior acquisitions	(46)

Balance as of December 31, 2009	$3,167
Acquisition accounting adjustments	9

Balance as of December 31, 2010	$3,176

        The following table sets forth the components for "Intangible assets, net" in the Consolidated Balance Sheets at:

		December 31, 2010			December 31, 2009
	Estimated Useful Lives (years)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
		(Dollars in Millions)
Orbital slots	Indefinite	$432		$432	$432		$432
72.5° WL orbital license	5	—	$—	—	219	$219	—
Subscriber related	5-10	13	5	8	1,348	1,309	39
Dealer network	15	130	99	31	130	90	40
Distribution rights	7	334	310	24	334	263	71

Total intangible assets		$909	$414	$495	$2,463	$1,881	$582

        Amortization expense for intangible assets was $92 million in 2010, $289 million in 2009 and $352 million in 2008.

        Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $35 million in 2011, $11 million in 2012, $11 million in 2013, $5 million in 2014 and $1 million in 2015.

        We performed our annual impairment tests for goodwill and orbital slots in the fourth quarters of 2010, 2009 and 2008. The estimated fair values for each reporting unit and the orbital slots exceeded our carrying values, and accordingly, no impairment losses were recorded during 2010, 2009 or 2008. Additionally, there are no accumulated impairment losses as of December 31, 2010 and 2009.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6: Accounts Payable and Accrued Liabilities; Other Liabilities and Deferred Credits

        The following represent significant components of "Accounts payable and accrued liabilities" in our Consolidated Balance Sheets as of December 31:

	2010	2009
	(Dollars in Millions)
Programming costs	$1,611	$1,679
Accounts payable	448	302
Payroll and employee benefits	174	122
Interest payable	138	47
Property and income taxes	36	45
Other	570	532

Total accounts payable and accrued liabilities	$2,977	$2,727

        The following represent significant components of "Other liabilities and deferred credits" in our Consolidated Balance Sheets are as follows as of December 31:

	2010	2009
	(Dollars in Millions)
Other accrued taxes	$70	$229
Deferred credits	69	78
Programming costs	43	76
Other	106	127

Total other liabilities and deferred credits	$288	$510

        As of December 31, 2010, there were $17 million of amounts payable for satellites in "Accounts payable and accrued liabilities" on the Consolidated Balance Sheets which is considered a non-cash investing activity for purposes of the consolidated statements of Cash Flow for the year ended December 31, 2010.

Note 7: Debt

        The following table sets forth our outstanding debt:

	December 31,
	2010	2009
	(Dollars in Millions)
Senior notes	$10,472	$4,492
Senior secured credit facility, net of unamortized discount of $7 million as of December 31, 2009	—	2,316

Total debt	10,472	6,808
Less: Current portion of long-term debt	—	(308)

Long-term debt	$10,472	$6,500

        The senior secured credit facility was secured by substantially all of our assets. As discussed below, in financing transactions in March and August 2010, we repaid the remaining balance of the Term Loans under our senior secured credit facility, which was terminated in February 2011. As of

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 7, 2011, we had the ability to borrow up to $2 billion under a new revolving credit facility discussed below.

  2010 Financing Transactions

        On August 17, 2010, pursuant to a registration statement, we issued the following senior notes:

	Principal	Proceeds, net of discount
	(Dollars in millions)
3.125% senior notes due in 2016	$750	$750
4.600% senior notes due in 2021	1,000	999
6.000% senior notes due in 2040	1,250	1,233

	$3,000	$2,982

        We incurred $19 million of debt issuance costs in connection with these transactions.

        On August 20, 2010, we repaid the $1,220 million of remaining principal on Term Loans A and B of our senior secured credit facility. The repayment of Term Loans A and B resulted in a third quarter 2010 pre-tax charge of $7 million, $4 million after tax, resulting from the write-off of deferred debt issuance and other transaction costs. The charge was recorded in "Other, net" in our Consolidated Statements of Operations.

        On March 11, 2010, we issued the following senior notes:

	Principal	Proceeds, net of discount
	(Dollars in millions)
3.550% senior notes due in 2015	$1,200	$1,199
5.200% senior notes due in 2020	1,300	1,298
6.350% senior notes due in 2040	500	499

	$3,000	$2,996

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

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2009 Financing Transactions

        On September 22, 2009, we issued the following senior notes:

	Principal	Proceeds, net of discount
	(Dollars in millions)
4.750% senior notes due in 2014	$1,000	$997
5.875% senior notes due in 2019	1,000	993

	$2,000	$1,990

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

2008 Financing Transactions

        In May 2008, we completed financing transactions that included the issuance of senior notes and an amendment to our existing senior secured credit facility, resulting in the following new borrowings:

	Principal	Proceeds, net of discount
	(Dollars in millions)
7.625% senior notes due in 2016	$1,500	$1,500
Senior secured credit facility—Term Loan C	1,000	990

	$2,500	$2,490

        We incurred $19 million of debt issuance costs in connection with these transactions.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Senior Notes.    The following table sets forth our outstanding senior notes balance as of December 31:

	Outstanding Balance
	2010	2009
	(Dollars in millions)
4.750% senior notes due in 2014, net of unamortized discount of $2 million as of December 31, 2010 and $3 million as of December 31, 2009	$998	$997
6.375% senior notes due in 2015, includes unamortized bond premium of $2 million as of December 31, 2010 and December 31, 2009	1,002	1,002
3.550% senior notes due in 2015, net of unamortized discount of $1 million as of December 31, 2010	1,199	—
3.125% senior notes due in 2016	750	—
7.625% senior notes due in 2016	1,500	1,500
5.875% senior notes due in 2019, net of unamortized discount of $6 million as of December 31, 2010 and $7 million as of December 31, 2009	994	993
5.200% senior notes due in 2020, net of unamortized discount of $2 million as of December 31, 2010	1,298	—
4.600% senior notes due in 2021, net of unamortized discount of $1 million as of December 31, 2010	999	—
6.350% senior notes due in 2040, net of unamortized discount of $1 million as of December 31, 2010	499	—
6.000% senior notes due in 2040, net of unamortized discount of $17 million as of December 31, 2010	1,233	—

Total senior notes	$10,472	$4,492

        The fair value of our senior notes was approximately $10,881 million at December 31, 2010 and $4,713 million at December 31, 2009. We calculated the fair values based on quoted market prices of our senior notes, which is a Level 1 input under the accounting guidance.

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

        Senior Secured Credit Facility.    At December 31, 2010, our senior secured credit facility consisted of a $500 million undrawn six-year revolving credit facility. We paid a commitment fee of 0.175% per year for the unused commitment under the revolving credit facility. The senior secured credit facility was secured by substantially all of our assets and was fully and unconditionally guaranteed, jointly and severally by substantially all of our material domestic subsidiaries.

        Revolving Credit Facility.    In February 2011, our senior secured credit facility was terminated and replaced by a new five year, $2.0 billion revolving credit facility. We pay a commitment fee of .30% per year for the unused commitment under the revolving credit facility, and borrowings will bear interest at an annual rate of (i) the London interbank offer rate (LIBOR) (or for Euro advances the EURIBOR rate) plus 1.50% or at our option (ii) the higher of the prime rate plus 0.50% or the Fed Funds Rate plus 1.00%. The commitment fee and the annual interest rate may be increased or decreased under certain conditions, which include changes in our long-term, unsecured debt ratings. The revolving credit

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

facility is unsecured and has been fully and unconditionally guaranteed, jointly and severally, by substantially all of our current and certain of our future domestic subsidiaries on a senior unsecured basis.

        Our notes payable mature as follows: $1,000 million in 2014, $2,200 million in 2015 and $7,300 million thereafter. The amount of interest accrued related to our outstanding debt was $138 million at December 31, 2010 and $47 million at December 31, 2009.

        Covenants and Restrictions.    The revolving credit facility requires us to maintain at the end of each fiscal quarter a specified ratio of indebtedness to adjusted net income. The revolving credit facility also includes covenants that restrict our ability to, among other things, (i) incur additional subsidiary indebtedness, (ii) incur liens, (iii) enter into certain transactions with affiliates, (iv) merge or consolidate with another entity, (v) sell, assign, lease or otherwise dispose of all or substantially all of our assets, and (vi) change our lines of business. Additionally, the senior notes contain restrictive covenants that are similar. Should we fail to comply with these covenants, all or a portion of our borrowings under the senior notes could become immediately payable and our revolving credit facility could be terminated. As of February 7, 2011, the closing date for the revolving credit facility, we were in compliance with all such covenants. The senior notes and revolving credit facility also provide that the borrowings may be required to be prepaid if certain change-in-control events occur.

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

        Our income tax expense consisted of the following for the years ended December 31:

	2010	2009	2008
	(Dollars in Millions)
Current tax expense:
U.S. federal	$569	$532	$691
State and local	41	69	64

Total	610	601	755

Deferred tax expense:
U.S. federal	372	165	12
State and local	69	28	40

Total	441	193	52

Total income tax expense	$1,051	$794	$807

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Our income tax expense was different than the amount computed using the U.S. federal statutory income tax rate for the reasons set forth in the following table for the years ended December 31:

	2010	2009	2008
	(Dollars in Millions)
Expected expense at U.S. federal statutory income tax rate	$981	$717	$720
U.S. state and local income tax expense, net of federal benefit	96	64	77
Multistate tax planning	(17)	—	—
Tax credits and other	(9)	13	10

Total income tax expense	$1,051	$794	$807

        Temporary differences and carryforwards that gave rise to deferred tax assets and liabilities at December 31 were as follows:

	2010		2009
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(Dollars in Millions)
Depreciation and amortization	$—	$957	$—	$637
Accruals and advances	172	151	120	85
Programming contract liabilities	40	—	108	—
Prepaid expenses	—	37	—	19
State taxes	—	16	—	12
Net operating loss and tax credit carryforwards	15	—	29	—
Other temporary differences	4	8	8	9

Subtotal	231	1,169	265	762
Valuation allowance	(2)	—	(2)	—

Total deferred taxes	$229	$1,169	$263	$762

        Included in "Accounts payable and accrued liabilities" in the Consolidated Balance Sheets is $34 million of current deferred tax liabilities at December 31, 2010.

        We assessed the deferred tax assets for the respective periods for recoverability and, where applicable, we recorded a valuation allowance to reduce the total deferred tax assets to an amount that will, more likely than not, be realized in the future.

        The valuation allowance balances of $2 million at December 31, 2010 and $2 million at December 31, 2009, are attributable to unused capital losses which are available for carry-forward.

        As of December 31, 2010, we have $29 million of federal net operating loss carryforward which expire between 2027 and 2028. The utilization of the federal net operating loss carryforward is subject to an annual limitation under Section 382 of the Internal Revenue Code, however we believe that we will have sufficient taxable income during the limitation period to utilize all of the carryforward.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

Unrecognized tax benefits
(Dollars in Millions)
Gross unrecognized tax benefits at January 1, 2008	$88
Increases in tax positions for prior years	76
Increases in tax positions for the current year	21
Settlements with taxing authorities	1

Gross unrecognized tax benefits at December 31, 2008	186
Increases in tax positions for prior years	22
Increases in tax positions for the current year	9
Settlements with taxing authorities	(2)

Gross unrecognized tax benefits at December 31, 2009	215
Decreases in tax positions for prior years	(185)
Increases in tax positions for the current year	35

Gross unrecognized tax benefits at December 31, 2010	$65

        As of December 31, 2010, our unrecognized tax benefits totaled $65 million, including $42 million of tax positions the recognition of which would affect the annual effective income tax rate.

        We recorded $3 million of interest and penalties related to unrecognized tax benefits in "Income tax expense" in the Consolidated Statements of Operations during the year ended December 31, 2010, and have accrued $10 million in interest and penalties as part of our liability for unrecognized tax benefits as of December 31, 2010.

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

Note 9: Pension and Other Postretirement Benefit Plans

        Most of our employees are eligible to participate in our Parent's funded non-contributory defined benefit pension plan, which provides defined benefits based on either years of service and final average salary, or eligible compensation while employed by us. We have not separately determined the accumulated benefit obligation and net assets available for benefits for our employees and do not include these items in our Consolidated Balance Sheets. In addition to pension benefits, DIRECTV charges us for the cost of certain other post-retirement benefits. The accumulated other post-retirement benefit obligation related to our employees has not been separately determined and is not included in the accompanying Consolidated Balance Sheets. We also participate in other health and welfare plans of DIRECTV. Our portion of the cost of these benefit plans, allocated from DIRECTV, amounted to $24 million in 2010, $19 million in 2009 and $16 million in 2008.

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

        Restricted Stock Units.    The Compensation Committee of DIRECTV has granted restricted stock units under our Parent's stock plans to certain of our employees and executives. Annual awards are mostly performance-based, vest over three years and provide for final payments in shares of our Parent's Class A common stock. Final payment can be reduced or increased from the target award amounts based on our Parent company's performance over a three-year performance period in comparison with pre-established targets. We determine the fair value of restricted stock units based the closing stock price of our Parent's Class A common shares on the date of grant.

        During the year ended December 31, 2010, our employees were granted 2.7 million restricted stock units with a weighted average grant-date fair value of $31.05 per share. During the year ended December 31, 2009, our employees were granted 2.4 million restricted stock units with a weighted average grant-date fair value of approximately $21.26 per share. During the year ended December 31, 2008, our employees were granted 2.3 million restricted stock units with a weighted average grant-date fair value of approximately $23.15 per share.

        Stock Options.    DIRECTV's Compensation Committee has also granted stock options to acquire our Parent's Class A common stock under our Parent's stock plans to certain of our employees and executives. The exercise price of options granted is equal to at least 100% of the fair market value of the common stock on the date the options were granted. These nonqualified options generally vest over one to five years, expire ten years from date of grant and are subject to earlier termination under certain conditions. During the year ended December 31, 2010, our employees were granted 1.0 million stock options with a grant-date fair value of approximately $12.36 per share. No stock options were granted to our employees during 2008 and 2009. The grant date fair value of common stock options is determined by our Parent using the Black-Scholes valuation model.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table presents amounts recorded related to share-based compensation for the years ended December 31:

	2010	2009	2008
	(Dollars in Millions)
Share-based compensation expense recognized	$67	$44	$43
Tax benefits associated with share-based compensation expense	26	17	16
Actual tax benefits realized for the deduction of share-based compensation expense	37	24	30

        As of December 31, 2010, there was $75 million of unrecognized compensation costs related to unvested restricted stock units and stock options, which we expect to recognize as follows: $46 million in 2011 and $29 million in 2012.

        As of December 31, 2010, our employees held 1.7 million stock options and 6.8 million restricted stock units.

Note 11: Related Party Transactions

        In the ordinary course of our operations, we enter into transactions with related parties as discussed below.

DIRECTV and affiliates

        We determine our income taxes based upon our tax sharing agreement with our Parent, which generally provides that the current income tax liability or receivable be computed as if we were a separate taxpayer. Payments made to our Parent under this tax sharing arrangement were $754 million in 2010 and $502 million in 2009. We also receive an allocation of employee benefit expenses from DIRECTV. We believe that our consolidated financial statements reflect our cost of doing business in accordance with SEC Staff Accounting Bulletin No. 55, "Allocation of Expenses and Related Disclosures in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity."

        We paid dividends to our Parent in the amounts of $6,900 million in 2010, $2,500 million in 2009 and $3,400 million in 2008 from available cash and cash equivalents. In addition, we paid $500 million in dividends to our Parent during January 2011.

        Beginning November 19, 2009, transactions with the regional sports networks which were acquired by DIRECTV on that date are also included as transactions with DIRECTV and affiliates.

Liberty Media, Liberty Global and Discovery Communications

        On June 16, 2010, our Parent completed a transaction, which we refer to as the Malone transaction, with Dr. John Malone, his wife and certain trusts for the benefit of their children, which we refer to as the Malones', which resulted in the reduction of the Malones voting interest in our Parent from approximately 24.3% to approximately 3% and Dr. Malone's resignation from our Parent's Board of Directors.

        Prior to the completion of the Malone Transaction, Dr. Malone was Chairman of the Board of Directors of DIRECTV and of Liberty Media. Dr. Malone also had an approximate 35% voting interest in Liberty Media, an approximate 31% voting interest in Discovery Communications, Inc., or

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table summarizes sales and purchase transactions with related parties:

	2010	2009	2008
	(Dollars in Millions)
Sales:
Liberty Media and affiliates	$26	$56	$36
Discovery Communications, Liberty Global and affiliates	5	11	10
News Corporation and affiliates	—	—	2
DIRECTV and affiliates	7	7	—
Other	5	1	2

Total	$43	$75	$50

Purchases:
Liberty Media and affiliates	$143	$355	$267
Discovery Communications, Liberty Global and affiliates	111	219	164
News Corporation and affiliates	—	—	157
DIRECTV and affiliates	53	7	—
Other	91	69	35

Total	$398	$650	$623

        The following table sets forth the amount of accounts receivable from and accounts payable to related parties as of December 31:

	2010	2009
	(Dollars in Millions)
Accounts receivable	$9	$23
Accounts payable	63	166

        The accounts receivable and accounts payable balances as of December 31, 2010 are primarily related to intercompany transactions with our Parent and the accounts receivable and accounts payable balances as of December 31, 2009 are primarily related to affiliates of Liberty Media.

Note 12: Acquisition

  Home Services Provider

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

        We accounted for the 180 Connect acquisition using the purchase method of accounting, and began consolidating the results from the date of acquisition. The consolidated financial statements reflect the final allocation of the $91 million net purchase price to assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition using information currently available. The assets acquired included approximately $5 million in cash. The excess of the purchase

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

price over the estimated fair values of the net assets has been recorded as goodwill, $28 million of which will be deductible for tax purposes.

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

Note 13: Commitments and Contingencies

  Commitments

        At December 31, 2010, minimum future commitments under noncancelable operating leases having lease terms in excess of one year were primarily for satellite transponder leases and real property and aggregated $281 million, payable as follows: $56 million in 2011, $42 million in 2012, $38 million in 2013, $23 million in 2014, $13 million in 2015 and $109 million thereafter. Certain of these leases contain escalation clauses and renewal or purchase options, which we have not considered in the amounts disclosed. Rental expenses under operating leases were $63 million in 2010, $62 million in 2009 and $53 million in 2008.

        At December 31, 2010, our minimum payments under agreements to purchase broadcast programming, regional professional team rights and the purchase of services that we have outsourced to third parties, such as billing services, and satellite telemetry, tracking and control, satellite launch contracts and broadcast center services aggregated $7,214 million, payable as follows: $1,870 million in 2011, $1,939 million in 2012, $1,522 million in 2013, $1,202 million in 2014, $641 million in 2015 and $40 million thereafter.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        At December 31, 2010, other long-term obligations totaling $119 million are payable approximately as follows: $64 million in 2011, $16 million in 2012, $14 million in 2013, $11 million in 2014, $4 million in 2015 and $10 million thereafter. These amounts are recorded in "Accounts payable and accrued liabilities" and "Other liabilities and deferred credits" in the Consolidated Balance Sheets.

Contingencies

National Football League Strike or Lockout

        We have a contract with the National Football League for the exclusive rights to distribute the NFL Sunday Ticket Package to our subscribers. The NFL's collective bargaining agreement with its players expires before the beginning of the 2011-2012 NFL season. If there is a players' strike or an owners' lockout and no games are played or a reduced schedule is played, we would still be obligated to make certain contractual payments to the NFL for such season. Our subscriber revenues would decrease if NFL games are not played or a full season is lost and cash flows from operating activities would decrease from lower revenues because we would still be obligated to make certain contractual payments to the NFL. We will be able to partially offset these payments through provisions such as credits in the following year, reimbursements for games not played and its rights to an extra season if an entire season were cancelled, but in the near term a strike or lockout could have a material adverse effect on our cash flows from operating activities primarily due to payments we may have to make to the NFL, including minimum contractual obligations, an optional advance payment that may be requested by the NFL and the loss of subscriber revenue, as well as possibly resulting in reduced subscriber additions and higher churn.

Litigation

        Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at December 31, 2010. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material adverse effect on our consolidated financial statements.

        During the year ended December 31, 2010 an arbitration panel determined that, pursuant to a contractual indemnity provision, one of our vendors was required to reimburse us $28 million for legal fees and settlement payments incurred and pay accrued interest to us for patent infringement claims settled by us in previous periods. We received the cash payment during the year ended December 31, 2010 and recorded $25 million as a reduction to "General and administrative expenses" and $3 million as "Interest income" in the Consolidated Statements of Operations.

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

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

        From time to time, we receive investigative inquiries or subpoenas from state and federal authorities with respect to alleged violations of state and federal statutes. These inquiries may lead to legal proceedings in some cases. We have received a request for information from the Federal Trade Commission, or FTC, on issues similar to those resolved with the multistate group of state attorneys general discussed below. We are cooperating with the FTC by providing information about our sales and marketing practices and customer complaints.

        In December 2010, we entered into a settlement agreement with a multistate group of state attorneys general to resolve concerns regarding alleged violations of their respective state consumer protection statutes. The state of Washington, originally a part of the multistate group, filed an action in Washington state court in December 2009, and that litigation was settled on the same substantive terms as reached with the multistate group. We did not admit any wrongdoing in entering into the settlement. We agreed to formalize many business improvements made in the last few years and to further improve other practices. We paid a total of $14.25 million to the 50 states as costs of investigation and attorneys fees, and has agreed to implement a restitution program for consumers who send eligible complaints.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Satellites

        We may purchase in-orbit and launch insurance to mitigate the potential financial impact of satellite launch and in-orbit failures if the premium costs are considered economic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on our ability to provide service. At December 31, 2010, the net book value of in-orbit satellites was $1,724 million, all of which was uninsured.

Other

        We are contingently liable under standby letters of credit and bonds in the aggregate amount of $1 million at December 31, 2010.

Note 14: Condensed Consolidating Financial Statements

        The following presents the condensed consolidating statements of operations for the years ended December 31, 2010, 2009 and 2008, the condensed consolidating balance sheets as of December 31, 2010 and 2009, and the condensed consolidating statements of cash flows for the years ended December 31, 2010, 2009 and 2008 of DIRECTV Holdings together with DIRECTV Financing Co., Inc., or the Co-Issuers, and each of DIRECTV Holdings' material subsidiaries (other than DIRECTV Financing), or the Guarantor Subsidiaries, and the eliminations necessary to present DIRECTV Holdings' financial statements on a consolidated basis. These condensed consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of DIRECTV Holdings.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2010

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Revenues	$463	$20,268	$(463)	$20,268
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	8,699	—	8,699
Subscriber service expenses	—	1,340	—	1,340
Broadcast operations expenses	—	273	—	273
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	2,631	—	2,631
Upgrade and retention costs	—	1,106	—	1,106
General and administrative expenses	—	1,466	(463)	1,003
Depreciation and amortization expense	—	1,926	—	1,926

Total operating costs and expenses	—	17,441	(463)	16,978

Operating profit	463	2,827	—	3,290
Equity in income of consolidated subsidiaries	1,776	—	(1,776)	—
Interest income	1	4	—	5
Interest expense	(480)	(8)	—	(488)
Other, net	(25)	20	—	(5)

Income before income taxes	1,735	2,843	(1,776)	2,802
Income tax benefit (expense)	16	(1,067)	—	(1,051)

Net income	$1,751	$1,776	$(1,776)	$1,751

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

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheet
As of December 31, 2010

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
ASSETS
Total current assets	$743	$2,147	$(54)	$2,836
Satellites, net	—	1,794	—	1,794
Property and equipment, net	—	2,832	—	2,832
Goodwill	1,828	1,348	—	3,176
Intangible assets, net	—	495	—	495
Other assets	13,032	6,069	(18,834)	267

Total assets	$15,603	$14,685	$(18,888)	$11,400

LIABILITIES AND OWNER'S EQUITY (DEFICIT)
Total current liabilities	$160	$3,247	$(52)	$3,355
Long-term debt	10,472	—	—	10,472
Deferred income taxes	—	1,123	(217)	906
Other liabilities and deferred credits	8,592	289	(8,593)	288
Owner's equity
Capital stock and additional paid-in capital	7	4,602	(4,602)	7
Retained earnings	(3,628)	5,424	(5,424)	(3,628)

Total owner's equity (deficit)	(3,621)	10,026	(10,026)	(3,621)

Total liabilities and owner's equity (deficit)	$15,603	$14,685	$(18,888)	$11,400

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

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2010

	Co-Issuers	Guarantor Subsidiaries	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Cash flows from operating activities
Net cash provided by operating activities	$2,263	$1,642	$3,905

Cash flows from investing activities
Cash paid for property and equipment	—	(477)	(477)
Cash paid for subscriber leased equipment—subscriber acquisitions	—	(651)	(651)
Cash paid for subscriber leased equipment—upgrade and retention	—	(316)	(316)
Cash paid for satellites	—	(113)	(113)
Investment in companies, net of cash acquired	—	(1)	(1)
Other	—	3	3

Net cash used in investing activities	—	(1,555)	(1,555)

Cash flows from financing activities
Cash proceeds from debt issuance	5,978	—	5,978
Debt issuance costs	(44)	—	(44)
Repayment of long-term debt	(2,323)	—	(2,323)
Repayment of other long-term obligations	—	(99)	(99)
Cash dividends to Parent	(6,900)	—	(6,900)
Excess tax benefit from share-based compensation	—	9	9

Net cash used in financing activities	(3,289)	(90)	(3,379)

Net increase in cash and cash equivalents	(1,026)	(3)	(1,029)
Cash and cash equivalents at beginning of the period	1,709	7	1,716

Cash and cash equivalents at the end of the period	$683	$4	$687

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

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2008

	Co-Issuers	Guarantor Subsidiaries	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Cash flows from operating activities
Net cash provided by operating activities	$1,335	$1,942	$3,277

Cash flows from investing activities
Cash paid for property and equipment	—	(501)	(501)
Cash paid for subscriber leased equipment—subscriber acquisitions	—	(599)	(599)
Cash paid for subscriber leased equipment—upgrade and retention	—	(537)	(537)
Cash paid for satellites	—	(128)	(128)
Investment in companies, net of cash acquired	—	(97)	(97)
Other	—	5	5

Net cash used in investing activities	—	(1,857)	(1,857)

Cash flows from financing activities
Cash proceeds from debt issuance	2,490	—	2,490
Debt issuance costs	(19)	—	(19)
Repayment of long-term debt	(53)	—	(53)
Repayment of other long-term obligations	—	(98)	(98)
Cash dividends to Parent	(3,400)	—	(3,400)
Excess tax benefit from share-based compensation	—	7	7

Net cash used in financing activities	(982)	(91)	(1,073)

Net increase (decrease) in cash and cash equivalents	353	(6)	347
Cash and cash equivalents at beginning of the period	790	12	802

Cash and cash equivalents at the end of the period	$1,143	$6	$1,149

Note 15: Selected Quarterly Data (Unaudited)

        The following table presents unaudited selected quarterly data for 2010 and 2009:

	1st	2nd	3rd	4th
	(Dollars in Millions)
2010 Quarters
Revenues	$4,772	$4,934	$5,031	$5,531
Operating profit	808	899	720	863
Net income	433	482	352	484
2009 Quarters
Revenues	$4,303	$4,539	$4,703	$5,126
Operating profit	397	652	611	750
Net income	197	350	311	397

DIRECTV HOLDINGS LLC

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

***

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        We carried out an evaluation as of the end of the year covered by this Annual Report on Form 10-K under the supervision and with the participation of management, including our principal executive officers and financial officers, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, our principal executive officers and our financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2010.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria established in

DIRECTV HOLDINGS LLC

Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on their assessment and those criteria, management believes that, as of December 31, 2010, our internal control over financial reporting is effective.

        Our independent registered public accounting firm has issued an audit report on internal control over financial reporting, which appears below.

DIRECTV HOLDINGS LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of DIRECTV Holdings LLC
El Segundo, California

        We have audited the internal control over financial reporting of DIRECTV Holdings LLC (the "Company") as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010 of the Company and our report dated February 25, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
February 25, 2011

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Omitted

***

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Omitted.

***

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The aggregate fees Deloitte & Touche LLP billed for professional services in 2010 and 2009 were:

Type of Fees	2010	2009
	(Dollars in Millions)
Audit Fees and Audit-Related Services	$3	$3

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

***

DIRECTV HOLDINGS LLC

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

Page Number
1.	All Financial Statements	See Part II
2.	Financial Statement Schedule II-Valuation and Qualifying Accounts for the Years Ended December 31, 2010, 2009 and 2008
3.	Exhibits (Including Those Incorporated By Reference)

Exhibit Number	Exhibit Name
*3.1	Certificate of Formation of DIRECTV Holdings LLC dated as of June 11, 2002 (incorporated by reference to Exhibit 3.1 to the Form S-4 of DIRECTV Holdings LLC filed June 26, 2003 (SEC File No. 333-106529)).
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
*4.1
Indenture, dated as of June 15, 2005, by and among DIRECTV Holdings LLC, DIRECTV Financing Co, Inc., the Guarantors signatory thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.1 to the Form 8-K of DIRECTV Holdings LLC and DIRECTV Financing Co, Inc. filed June 20, 2005 (SEC File No. 333-106529))
*4.2	Form of 6 3/8% Senior Notes due 2015 (incorporated by reference to Exhibit 10.1 to the Form 8-K of DIRECTV Holdings LLC and DIRECTV Financing Co, Inc. filed June 20, 2005 (SEC File No. 333-106529))
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
*4.5	Form of 7 5/8% Senior Notes due 2016 (included in Exhibit 4.4)

DIRECTV HOLDINGS LLC

Exhibit Number	Exhibit Name
*4.6	Indenture, dated as of September 22, 2009, by and among DIRECTV Holdings LLC, DIRECTV Financing Co, Inc., the Guarantors signatory thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.1 of the Form 8-K of DIRECTV Holdings, LLC filed on September 25, 2009 (SEC File No. 333-106529))
*4.7	Form of 4 3/4% Senior Notes due 2014 (included in Exhibit 4.6)
*4.8	Form of 5 7/8% Senior Notes due 2019 (included in Exhibit 4.6)
*4.9
Indenture, dated as of March 11, 2010, by and among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., the Guarantors signatory thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.1 of the Form 8-K of DIRECTV Holdings LLC filed on March 15, 2010 (SEC File No. 333-106529))
*4.10	Form of 3.550% Senior Notes due 2015 (included in Exhibit 4.9)
*4.11	Form of 5.200% Senior Notes due 2020 (included in Exhibit 4.9)
*4.12	Form of 6.35% Senior Notes due 2040 (included in Exhibit 4.9)
*4.13
Indenture, dated as of August 17, 2010, by and among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., the Guarantors signatory thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 of the Form 8-K of DIRECTV Holdings LLC filed on August 23, 2010 (SEC File No. 333-106529))
*4.14
First Supplemental Indenture, dated as of August 17, 2010, by and among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., the Guarantors signatory thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 of the Form 8-K of DIRECTV Holdings LLC filed on August 23, 2010 (SEC File No. 333-106529)
*4.15	Form of 3.125% Senior Notes due 2016 (included in Exhibit 4.14)
*4.16	Form of 4.600% Senior Notes due 2021 (included in Exhibit 4.14)
*4.17	Form of 6.000% Senior Notes due 2040 (included in Exhibit 4.14)
*10.1
Intellectual Property License Agreement dated as of February 10, 2003, between HEC and DIRECTV Enterprises, LLC, as licensee (incorporated by reference to Exhibit 10.16 of the Form S-4 of DIRECTV Holdings LLC filed June 26, 2003 (SEC File No. 333-106529)).
*10.2
Credit Agreement dated as of April 13, 2005 by and among DIRECTV Holdings LLC, Bank of America, N.A., as Administrative Agent and Collateral Agent, the lenders party to the Credit Agreement, certain subsidiaries of the DIRECTV Holdings LLC, as guarantors, JP Morgan Chase Bank, N.A., as Syndication Agent, Credit Suisse First Boston, Goldman Sachs Credit Partners, L.P. and Citicorp North America, Inc. as Co-Documentation Agents, and Banc of America Securities LLC and J.P. Morgan Securities Inc., as Co-Lead Arrangers and Co-Book Managers (incorporated by reference to Exhibit 10.1 to the Form 8-K of DIRECTV Holdings LLC and DIRECTV Financing Co., Inc. filed April 13, 2005 (SEC File No. 333-106529))

DIRECTV HOLDINGS LLC

Exhibit Number	Exhibit Name
*10.3	Security Agreement, dated as of April 13, 2005, by and among DIRECTV Holdings LLC, its subsidiaries named therein as grantors and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Form 8-K of DIRECTV Holdings LLC and DIRECTV Financing Co., Inc. filed April 13, 2005 (SEC File No. 333-106529))
*10.4
Pledge Agreement, dated as of April 13, 2005, by and among DIRECTV Holdings LLC, its subsidiaries named therein as pledgors and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.3 to the Form 8-K of DIRECTV Holdings LLC and DIRECTV Financing Co., Inc. filed April 13, 2005 (SEC File No. 333-106529))
*10.5
Amendment No.1, dated as of May 14, 2008, by and among DIRECTV Holdings LLC, the Guarantors and Lenders signatory thereto and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.3 of the Form 8-K of DIRECTV Holdings LLC and DIRECTV Financing Co., Inc. filed May 16, 2008 (SEC File No. 333-106529))
*10.6
Tranche C Term Loan Joinder Agreement, dated as of May 14, 2008, by and among DIRECTV Holdings LLC and Bank of America, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.4 of the Form 8-K of DIRECTV Holdings LLC and DIRECTV Financing Co., Inc. filed May 16, 2008 (SEC File No. 333-106529))
*10.7
Credit Agreement dated as of February 7, 2011, by and among DIRECTV Holdings LLC and certain of DIRECTV Holdings LLC's subsidiaries as Guarantors, and Citibank, N.A., as Administrative Agent, the lenders party to the Credit Agreement, Barclays Capital, as Syndication Agent, Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, The Royal Bank Of Scotland PLC and UBS AG, Stamford Branch as Co-Documentation Agents, and Citigroup Global Markets Inc., Barclays Capital, Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBS Securities Inc. and UBS AG, Stamford Branch as Joint Lead Arrangers and Joint Bookrunners
**23	Consent of Deloitte & Touche LLP
***31.1	Certification of Chief Executive Officer of DIRECTV Holdings LLC pursuant to Section 302.
***31.2	Certification of Chief Financial Officer of DIRECTV Holdings LLC pursuant to Section 302.
***31.3	Certification of Chief Executive Officer of DIRECTV Financing Co., Inc. pursuant to Section 302.
***31.4	Certification of Chief Financial Officer of DIRECTV Financing Co., Inc. pursuant to Section 302.
***32.1	Certification of the Chief Executive Officer of DIRECTV Holdings LLC pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ("Section 906").

DIRECTV HOLDINGS LLC

Exhibit Number	Exhibit Name
***32.2	Certification of the Chief Financial Officer of DIRECTV Holdings LLC pursuant to Section 906.
***32.3	Certification of the Chief Executive Officer of DIRECTV Financing Co., Inc. pursuant to Section 906.
***32.4	Certification of the Chief Financial Officer of DIRECTV Financing Co., Inc. pursuant to Section 906.
****101.INS	XBRL Instance Document
****101.SCH	XBRL Taxonomy Extension Schema Document
****101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
****101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
****101.LAB	XBRL Taxonomy Extension Label Linkbase Document
****101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

***

DIRECTV HOLDINGS LLC

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of year	Additions Charged to costs and expenses	Additions Charged to other accounts		Deductions	Balance at end of year
	(Dollars in Millions)
For the Year Ended December 31, 2010
Allowances Deducted from Assets
Accounts receivable	$(29)	$(244)	$(255	)(a)	$482(b)	$(46)

For the Year Ended December 31, 2009
Allowances Deducted from Assets
Accounts receivable	$(32)	$(200)	$(238	)(a)	$441(b)	$(29)

For the Year Ended December 31, 2008
Allowances Deducted from Assets
Accounts receivable	$(39)	$(181)	$(192	)(a)	$380(b)	$(32)

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

DIRECTV HOLDINGS LLC (Registrant)
Date: February 25, 2011	By:	/s/ PATRICK T. DOYLE Patrick T. Doyle Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 25th day of February 2011 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ MICHAEL D. WHITE Michael D. White	President, Chief Executive Officer and Director	}Principal Executive Officer
/s/ PATRICK T. DOYLE Patrick T. Doyle	Executive Vice President, Chief Financial Officer and Director	}Principal Financial Officer
/s/ JOHN F. MURPHY John F. Murphy	Senior Vice President, Controller and Chief Accounting Officer	}Principal Accounting Officer
/s/ LARRY D. HUNTER Larry D. Hunter	Executive Vice President, General Counsel and Director

DIRECTV HOLDINGS LLC

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DIRECTV FINANCING CO., INC. (Registrant)
Date: February 25, 2011	By:	/s/ PATRICK T. DOYLE Patrick T. Doyle Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 25th day of February 2011 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ MICHAEL D. WHITE Michael D. White	President and Chief Executive Officer	}Principal Executive Officer
/s/ PATRICK T. DOYLE Patrick T. Doyle	Executive Vice President and Chief Financial Officer	}Principal Financial Officer
/s/ JOHN F. MURPHY John F. Murphy	Senior Vice President, Controller and Chief Accounting Officer	}Principal Accounting Officer
/s/ LARRY D. HUNTER Larry D. Hunter	Executive Vice President, General Counsel and Director

DIRECTV HOLDINGS LLC

EXHIBIT INDEX

Exhibit Number	Exhibit Name
23	Consent of Deloitte & Touche LLP
31.1	Certification of Chief Executive Officer of DIRECTV Holdings LLC pursuant to Section 302.
31.2	Certification of Chief Financial Officer of DIRECTV Holdings LLC pursuant to Section 302.
31.3	Certification of Chief Executive Officer of DIRECTV Financing Co., Inc. pursuant to Section 302.
31.4	Certification of Chief Financial Officer of DIRECTV Financing Co., Inc. pursuant to Section 302.
32.1	Certification of the Chief Executive Officer of DIRECTV Holdings LLC pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ("Section 906").
32.2	Certification of the Chief Financial Officer of DIRECTV Holdings LLC pursuant to Section 906.
32.3	Certification of the Chief Executive Officer of DIRECTV Financing Co., Inc. pursuant to Section 906.
32.4	Certification of the Chief Financial Officer of DIRECTV Financing Co., Inc. pursuant to Section 906.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

        A copy of any of the exhibits included in this Annual Report on Form 10-K, other than those as to which confidential treatment has been granted by the Securities and Exchange Commission, upon payment of a fee to cover the reasonable expenses of furnishing such exhibits, may be obtained by written request to us at the address set forth on the front cover, attention General Counsel.