Form 10-Q
period 2011-03-31
DIRECTV FINANCING CO INC; DIRECTV HOLDINGS LLC
filed 2011-05-06
CIK 1234307, 1234308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
or
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

DIRECTV HOLDINGS LLC

DIRECTV HOLDINGS LLC

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(Dollars in Millions)
Revenues	$5,145	$4,772
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	2,200	2,014
Subscriber service expenses	351	323
Broadcast operations expenses	74	69
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	682	595
Upgrade and retention costs	259	250
General and administrative expenses	216	215
Depreciation and amortization expense	442	498

Total operating costs and expenses	4,224	3,964

Operating profit	921	808
Interest income	—	3
Interest expense	(156)	(97)
Other, net	(6)	(5)

Income before income taxes	759	709
Income tax expense	(288)	(276)

Net income	$471	$433

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2011	December 31, 2010
	(Dollars in Millions)
ASSETS
Current assets
Cash and cash equivalents	$1,680	$687
Accounts receivable, net of allowances of $48 and $46	1,606	1,735
Inventories	293	227
Prepaid expenses and other	168	187

Total current assets	3,747	2,836
Satellites, net	1,759	1,794
Property and equipment, net	2,799	2,832
Goodwill	3,176	3,176
Intangible assets, net	480	495
Other assets	289	267

Total assets	$12,250	$11,400

LIABILITIES AND OWNER'S DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$2,881	$2,977
Unearned subscriber revenues and deferred credits	360	378

Total current liabilities	3,241	3,355
Long-term debt	14,121	10,472
Deferred income taxes	976	906
Other liabilities and deferred credits	276	288
Commitments and contingencies
Owner's deficit
Capital stock and additional paid-in capital	25	7
Accumulated deficit	(6,389)	(3,628)

Total owner's deficit	(6,364)	(3,621)

Total liabilities and owner's deficit	$12,250	$11,400

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(Dollars in Millions)
Cash Flows from Operating Activities
Net income	$471	$433
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	442	498
Amortization of deferred revenues and deferred credits	(8)	(8)
Share-based compensation expense	18	16
Deferred income taxes	64	34
Other	(1)	10
Change in other operating assets and liabilities:
Accounts receivable	131	90
Inventories	(66)	(8)
Prepaid expenses and other	22	15
Accounts payable and accrued liabilities	(108)	238
Unearned subscriber revenue and deferred credits	(18)	(25)
Other, net	(3)	(13)

Net cash provided by operating activities	944	1,280

Cash Flows from Investing Activities
Cash paid for property and equipment	(102)	(109)
Cash paid for subscriber leased equipment—subscriber acquisitions	(174)	(115)
Cash paid for subscriber leased equipment—upgrade and retention	(69)	(81)
Cash paid for satellites	(31)	(8)

Net cash used in investing activities	(376)	(313)

Cash Flows from Financing Activities
Cash proceeds from debt issuance	3,990	2,996
Debt issuance costs	(28)	(14)
Repayment of long-term debt	(341)	(1,013)
Repayment of other long-term obligations	(26)	(23)
Cash dividends to Parent	(3,250)	(3,500)
Cash contribution from Parent	60	—
Excess tax benefit from share-based compensation	20	8

Net cash provided by (used in) financing activities	425	(1,546)

Net increase (decrease) in cash and cash equivalents	993	(579)
Cash and cash equivalents at beginning of the period	687	1,716

Cash and cash equivalents at end of the period	$1,680	$1,137

Supplemental cash flow information
Cash paid for interest	$148	$19
Cash paid for income taxes	1	1

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

        We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal recurring items) that are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 28, 2011 and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

Note 2: Accounting Change

  Revenue Recognition

        On January 1, 2011 we adopted the revisions issued by the Financial Accounting Standards Board to the standard for revenue arrangements with multiple deliverables. The revised standard allows entities to use the "best estimate of selling price" in addition to third-party evidence or actual selling prices for determining the fair value of a deliverable, and includes additional disclosure requirements. The adoption of this change did not have an effect on our consolidated results of operations and financial position.

        We enter into multiple-deliverable revenue arrangements with our subscribers under which we provide DIRECTV receiving equipment and installation at the inception of the arrangement, and programming during their contract period of up to two years. We allocate consideration to each deliverable in the arrangement based on its relative selling price. We determine the selling price of the DIRECTV receiving equipment using our best estimate. We determine the selling price for installation services based on prices charged by third parties. We determine the selling price of the programming using our standard programming rates. The DIRECTV receiving equipment, installation services and programming are each considered separate units of accounting.

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

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3: Debt

        All of our senior notes were issued by us and have been registered under the Securities Act of 1933, as amended. All of our senior notes are unsecured and have been fully and unconditionally guaranteed, jointly and severally, by substantially all of our domestic subsidiaries. Principal on the senior notes is payable upon maturity, while interest is payable semi-annually.

        As of March 31, 2011, we had the ability to borrow up to $2 billion under a revolving credit facility discussed below.

  2011 Financing Transactions

        On March 10, 2011 we issued the following senior notes:

	Principal	Proceeds, net of discount
	(Dollars in Millions)
3.500% senior notes due 2016	$1,500	$1,497
5.000% senior notes due 2021	1,500	1,493
6.375% senior notes due 2041	1,000	1,000

	$4,000	$3,990

        We incurred $24 million of debt issuance costs in connection with this transaction.

        On March 17, 2011, we purchased, pursuant to a tender offer, $341 million of our then outstanding $1,002 million of 6.375% senior notes due in 2015, representing approximately 34% of the total outstanding principal of these notes, at a price of 103.313%, plus accrued and unpaid interest. The redemption resulted in a first quarter of 2011 pre-tax charge of $11 million, $7 million after tax, which resulted primarily from the premium paid for redemption of our 6.375% senior notes. The pre-tax charge was recorded in "Other, net" in our Consolidated Statements of Operations.

  2010 Financing Transactions

        On March 11, 2010 we issued the following senior notes:

	Principal	Proceeds, net of discount
	(Dollars in Millions)
3.550% senior notes due 2015	$1,200	$1,199
5.200% senior notes due 2020	1,300	1,298
6.350% senior notes due 2040	500	499

	$3,000	$2,996

        We incurred $17 million of debt issuance costs in connection with this transaction.

        On March 16, 2010, we repaid the $985 million of remaining principal on Term Loan C of our senior secured credit facility. The repayment of Term Loan C resulted in a first quarter 2010 pre-tax charge of $9 million, $6 million after tax, of which $6 million resulted from the write-off of unamortized discount and $3 million resulted from the write-off of deferred debt issuance and other

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

transaction costs. The charge was recorded in "Other, net" in our Consolidated Statements of Operations.

  Senior Notes

        The following table sets forth our outstanding senior notes balance as of:

	Outstanding Balance
	March 31, 2011	December 31, 2010
	(Dollars in Millions)
4.750% senior notes due 2014, net of unamortized discount of $2 million as of March 31, 2011 and as of December 31, 2010	$998	$998
3.550% senior notes due 2015, net of unamortized discount of $1 million as of March 31, 2011 and December 31, 2010	1,199	1,199
6.375% senior notes due 2015, includes unamortized bond premium of $1 million as of March 31, 2011 and $2 million as of December 31, 2010	660	1,002
3.125% senior notes due 2016	750	750
3.500% senior notes due 2016, net of unamortized discount of $3 million as of March 31, 2011	1,497	—
7.625% senior notes due 2016	1,500	1,500
5.875% senior notes due 2019, net of unamortized discount of $6 million as of March 31, 2011 and as of December 31, 2010	994	994
5.200% senior notes due 2020, net of unamortized discount of $2 million as of March 31, 2011 and as of December 31, 2010	1,298	1,298
4.600% senior notes due 2021, net of unamortized discount of $1 million as of March 31, 2011 and as of December 31, 2010	999	999
5.000% senior notes due 2021, net of unamortized discount of $7 million as of March 31, 2011	1,493	—
6.350% senior notes due 2040, net of unamortized discount of $1 million as of March 31, 2011 and as of December 31, 2010	499	499
6.000% senior notes due 2040, net of unamortized discount of $16 million as of March 31, 2011 and $17 million as of December 31, 2010	1,234	1,233
6.375% senior notes due 2041	1,000	—

Total senior notes	$14,121	$10,472

        The fair value of our senior notes was approximately $14,485 million at March 31, 2011 and $10,881 million at December 31, 2010. We calculated the fair values based on quoted market prices of our senior notes, which is a Level 1 input under accounting guidance for fair value measurements of assets and liabilities.

        Our senior notes mature as follows: $1,000 million in 2014, $1,859 million in 2015 and $11,300 million thereafter.

  Credit Facilities

        At December 31, 2010, our senior secured credit facility consisted of a $500 million undrawn six-year revolving credit facility.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

        In February 2011, our senior secured credit facility was terminated and replaced by a five-year, $2.0 billion revolving credit facility. We pay a commitment fee of ..30% per year for the unused commitment under the revolving credit facility, and borrowings will bear interest at an annual rate of (i) the London interbank offer rate (LIBOR) (or for Euro advances the EURIBOR rate) plus 1.50% or at our option (ii) the higher of the prime rate plus 0.50% or the Fed Funds Rate plus 1.00%. The commitment fee and the annual interest rate may be increased or decreased under certain conditions, which include changes in our long-term, unsecured debt ratings. The revolving credit facility is unsecured and has been fully and unconditionally guaranteed, jointly and severally, by substantially all of our subsidiaries on a senior unsecured basis.

  Covenants and Restrictions

        The revolving credit facility requires us to maintain at the end of each fiscal quarter a specified ratio of indebtedness to adjusted net income. The revolving credit facility also includes covenants that restrict our ability to, among other things, (i) incur additional subsidiary indebtedness, (ii) incur liens, (iii) enter into certain transactions with affiliates, (iv) merge or consolidate with another entity, (v) sell, assign, lease or otherwise dispose of all or substantially all of our assets, and (vi) change our lines of business. Additionally, the senior notes contain restrictive covenants that are similar. Should we fail to comply with these covenants, all or a portion of our borrowings under the senior notes could become immediately payable and our revolving credit facility could be terminated. At March 31, 2011, we were in compliance with all such covenants. The senior notes and revolving credit facility also provide that the borrowings may be required to be prepaid if certain change-in-control events occur.

Note 4: Contingencies

        National Football League Labor Dispute.    We have a contract with the National Football League, or NFL, for the exclusive rights to distribute the NFL Sunday Ticket Package to our subscribers. The NFL's collective bargaining agreement with its players expired in March 2011. The NFL and its players are engaged in a labor dispute that is in litigation and there is a possibility that no games will be played or a reduced schedule will be played during the 2011-2012 season. If the league and the players do not reach a new collective bargaining agreement or alternative arrangement before or during the 2011-2012 season, we would still be obligated to make certain contractual payments to the NFL. Our subscriber revenues in 2011 would decrease if NFL games are not played or a full season is lost and cash flows from operating activities would decrease due to lower revenues and because we would still be obligated to make certain contractual payments to the NFL. We will be able to partially offset these payments through provisions such as credits in the following year, reimbursements for games not played and our rights to an extra season if an entire season is cancelled, but in the near term a continued labor dispute could have a material adverse effect on our cash flows from operating activities primarily due to payments we may have to make to the NFL, including minimum contractual obligations, an optional advance payment that may be requested by the NFL, and the loss of subscriber revenue as well as possibly resulting in reduced subscriber additions and higher churn.

  Litigation

        Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

treble damage claims, or demands that, if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at March 31, 2011. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material adverse effect on our consolidated financial statements.

        Intellectual Property Litigation.    We are a defendant in several unrelated lawsuits claiming infringement of various patents relating to various aspects of our business. In certain of these cases other industry participants are also defendants, and also in certain of these cases we expect that any potential liability would be the responsibility of our equipment vendors pursuant to applicable contractual indemnification provisions. To the extent that the allegations in these lawsuits can be analyzed by us at this stage of their proceedings, we believe the claims are without merit and intend to defend the actions vigorously. The final disposition of these claims is not expected to have a material adverse effect on our consolidated financial position, but could possibly be material to our consolidated results of operations of any one period. No assurance can be given that any adverse outcome would not be material to our consolidated financial position.

        Early Cancellation Fees.    In 2008, a number of plaintiffs filed putative class action lawsuits in state and federal courts challenging the early cancellation fees we assess our customers when they do not fulfill their programming commitments. Several of these lawsuits are pending—some in California state court purporting to represent statewide classes, and some in federal courts purporting to represent nationwide classes. The lawsuits seek both monetary and injunctive relief. While the theories of liability vary, the lawsuits generally challenge these fees under state consumer protection laws as both unfair and inadequately disclosed to customers. In light of the U.S. Supreme Court's recent decision in AT&T Mobility LLC v. Concepcion, we intend to move to compel these cases to arbitration in accordance with our Customer Agreement. We believe that our early cancellation fees are adequately disclosed, and represent reasonable estimates of the costs we incur when customers cancel service before fulfilling their programming commitments.

        From time to time, we receive investigative inquiries or subpoenas from state and federal authorities with respect to alleged violations of state and federal statutes. These inquiries may lead to legal proceedings in some cases. We have received a request for information from the Federal Trade Commission, or FTC, on issues similar to those recently resolved with a multistate group of state attorneys general. We are cooperating with the FTC by providing information about our sales and marketing practices and customer complaints.

  Satellites

        We may purchase in-orbit and launch insurance to mitigate the potential financial impact of satellite launch and in-orbit failures if the premium costs are considered economic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on our ability to provide service. At March 31, 2011, the net book value of in-orbit satellites was $1,675 million, all of which was uninsured.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5: Related Party Transactions

        In the ordinary course of our operations, we enter into transactions with related parties as discussed below.

DIRECTV and affiliates

        We determine our income taxes based upon our tax sharing agreement with our Parent, which generally provides that the current income tax liability or receivable be computed as if we were a separate taxpayer. No payments were made under the tax sharing arrangement for the three months ended March 31, 2011 and 2010. We also receive an allocation of employee benefit expenses from our Parent. We believe that our consolidated financial statements reflect our cost of doing business in accordance with SEC Staff Accounting Bulletin No. 55, "Allocation of Expenses and Related Disclosures in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity."

        We paid dividends to our Parent of $3,250 million in the first quarter of 2011 and $3,500 million in the first quarter of 2010 from available cash and cash equivalents.

        Transactions with regional sports networks owned by our Parent are also included as transactions with DIRECTV and affiliates.

Liberty Media, Liberty Global and Discovery Communications

        On June 16, 2010, our Parent completed a transaction, which we refer to as the Malone Transaction, with Dr. John Malone, his wife and certain trusts for the benefit of their children, which we refer to as the Malones, which resulted in the reduction of the Malones' voting interest in our Parent from approximately 24.3% to approximately 3% and Dr. Malone's resignation from our Parent's Board of Directors. Transactions with Liberty Media, Discovery Communications, Inc. and Liberty Global, Inc. and their subsidiaries or equity method investees were considered to be related party transactions as a result of Dr. Malone's ownership interest and management roles for these entities. Such transactions consisted primarily of purchases of programming created, owned or distributed by these entities.

        The majority of payments under contractual arrangements with Liberty Media, Discovery Communications, Inc. and Liberty Global, Inc. entities relate to multi-year programming contracts. Payments under these contracts are typically subject to annual rate increases and are based on the number of subscribers receiving the related programming.

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

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

        The following table summarizes sales to, and purchases from, related parties:

	Three Months Ended March 31,
	2011	2010
	(Dollars in Millions)
Sales:
Liberty Media and affiliates	$—	$14
Discovery Communications, Liberty Global and affiliates	—	3
DIRECTV and affiliates	2	2

Total	$2	$19

Purchases:
Liberty Media and affiliates	$—	$78
Discovery Communications, Liberty Global and affiliates	—	61
DIRECTV and affiliates	14	12
Other	25	22

Total	$39	$173

        The following table sets forth the amount of accounts receivable from and accounts payable to related parties as of:

	March 31, 2011	December 31, 2010
	(Dollars in Millions)
Accounts receivable	$8	$9
Accounts payable	113	63

        The accounts receivable and accounts payable balances as of March 31, 2011 and December 31, 2010 are primarily related to intercompany transactions with our Parent.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 6: Condensed Consolidating Financial Statements

        The following presents the condensed consolidating statements of operations for the three months ended March 31, 2011 and 2010, the condensed consolidating balance sheets as of March 31, 2011 and December 31, 2010, and the condensed consolidating statements of cash flows for the three months ended March 31, 2011 and 2010 of DIRECTV Holdings together with DIRECTV Financing or the Co-Issuers, and each of DIRECTV Holdings' material subsidiaries (other than DIRECTV Financing), or the Guarantor Subsidiaries, and the eliminations necessary to present DIRECTV Holdings' financial statements on a consolidated basis. These condensed consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of DIRECTV Holdings.

Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2011

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Revenues	$143	$5,145	$(143)	$5,145
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	2,200	—	2,200
Subscriber service expenses	—	351	—	351
Broadcast operations expenses	—	74	—	74
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	682	—	682
Upgrade and retention costs	—	259	—	259
General and administrative expenses	—	359	(143)	216
Depreciation and amortization expense	—	442	—	442

Total operating costs and expenses	—	4,367	(143)	4,224

Operating profit	143	778	—	921
Equity in income of consolidated subsidiaries	484	—	(484)	—
Interest expense	(155)	(1)	—	(156)
Other, net	(11)	5	—	(6)

Income before income taxes	461	782	(484)	759
Income tax benefit (expense)	10	(298)	—	(288)

Net income	$471	$484	$(484)	$471

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

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Balance Sheet
As of March 31, 2011

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
ASSETS
Total current assets	$1,751	$2,048	$(52)	$3,747
Satellites, net	—	1,759	—	1,759
Property and equipment, net	—	2,799	—	2,799
Goodwill	1,828	1,348	—	3,176
Intangible assets, net	—	480	—	480
Other assets	13,936	6,487	(20,134)	289

Total assets	$17,515	$14,921	$(20,186)	$12,250

LIABILITIES AND OWNER'S EQUITY (DEFICIT)
Total current liabilities	$169	$3,122	$(50)	$3,241
Long-term debt	14,121	—	—	14,121
Deferred income taxes	—	976	—	976
Other liabilities and deferred credits	9,589	275	(9,588)	276
Owner's equity (deficit)
Capital stock and additional paid-in capital	25	4,639	(4,639)	25
Retained earnings (Accumulated deficit)	(6,389)	5,909	(5,909)	(6,389)

Total owner's equity (deficit)	(6,364)	10,548	(10,548)	(6,364)

Total liabilities and owner's equity (deficit)	$17,515	$14,921	$(20,186)	$12,250

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Balance Sheet
As of December 31, 2010

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
ASSETS
Total current assets	$743	$2,147	$(54)	$2,836
Satellites, net	—	1,794	—	1,794
Property and equipment, net	—	2,832	—	2,832
Goodwill	1,828	1,348	—	3,176
Intangible assets, net	—	495	—	495
Other assets	13,032	6,069	(18,834)	267

Total assets	$15,603	$14,685	$(18,888)	$11,400

LIABILITIES AND OWNER'S EQUITY (DEFICIT)
Total current liabilities	$160	$3,247	$(52)	$3,355
Long-term debt	10,472	—	—	10,472
Deferred income taxes	—	1,123	(217)	906
Other liabilities and deferred credits	8,592	289	(8,593)	288
Owner's equity (deficit)
Capital stock and additional paid-in capital	7	4,602	(4,602)	7
Retained earnings (Accumulated deficit)	(3,628)	5,424	(5,424)	(3,628)

Total owner's equity (deficit)	(3,621)	10,026	(10,026)	(3,621)

Total liabilities and owner's equity (deficit)	$15,603	$14,685	$(18,888)	$11,400

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2011

	Co-Issuers	Guarantor Subsidiaries	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Cash flows from operating activities
Net cash provided by operating activities	$623	$321	$944

Cash flows from investing activities
Cash paid for property and equipment	—	(102)	(102)
Cash paid for subscriber leased equipment—subscriber acquisition	—	(174)	(174)
Cash paid for subscriber leased equipment—upgrade and retention	—	(69)	(69)
Cash paid for satellites	—	(31)	(31)

Net cash used in investing activities	—	(376)	(376)

Cash flows from financing activities
Cash proceeds from debt issuance	3,990	—	3,990
Debt issuance costs	(28)	—	(28)
Repayment of long-term debt	(341)	—	(341)
Repayment of other long-term obligations	—	(26)	(26)
Cash dividend to Parent	(3,250)	—	(3,250)
Cash contribution from Parent	—	60	60
Excess tax benefit from share-based compensation	—	20	20

Net cash provided by financing activities	371	54	425

Net increase (decrease) in cash and cash equivalents	994	(1)	993
Cash and cash equivalents at beginning of the period	683	4	687

Cash and cash equivalents at the end of the period	$1,677	$3	$1,680

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

DIRECTV HOLDINGS LLC

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following management's discussion and analysis should be read in conjunction with our management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 28, 2011, and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

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

        Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include economic, business, competitive, national or global political, market and regulatory conditions and the following, each of which is described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2010 or in Part II, Item 1A. of this Quarterly Report on Form 10-Q:

  •
  Levels of competition are increasing.

  •
  We depend on others to produce programming and programming costs are increasing.

  •
  A continued National Football League labor dispute, if unresolved, could materially adversely affect our cash flows.

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

  •
  Those and the other factors that are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2010.

        Any forward-looking statement made by us in the Quarterly Report on Form 10-Q speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may occur and it is not possible for us to predict them all. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future development or otherwise, except as required by law.

CONTENTS

        The following is a discussion of our results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report. Information in this section is organized as follows:

  •
  Business Overview

  •
  Significant Transactions

  •
  Results of Operations

  •
  Executive Outlook

  •
  Liquidity and Capital Resources

  •
  Contractual Obligations

  •
  Contingencies

  •
  Certain Relationships and Related Party Transactions

  •
  Accounting Changes

  •
  Key Terminology

DIRECTV HOLDINGS LLC

BUSINESS OVERVIEW

        We are a wholly-owned subsidiary of DIRECTV and our subsidiaries include DIRECTV Enterprises, LLC and its wholly-owned subsidiaries and DIRECTV Financing Co., Inc. We acquire, promote, sell and distribute digital entertainment programming primarily via satellite to residential and commercial subscribers. We are the largest provider of direct-to-home, or DTH, digital television services and the second largest provider in the multi-channel video programming distribution, or MVPD, industry in the United States. As of March 31, 2011, we had 19.4 million subscribers.

SIGNIFICANT TRANSACTIONS

Financing Transactions

  2011 Financing Transactions

        In March 2011, we issued $4.0 billion of senior notes resulting in $3,990 million of proceeds, net of discount.

        In March 2011, we completed a fixed price tender offer to purchase $341 million of our outstanding 6.375% senior notes due in 2015. The redemption resulted in a first quarter of 2011 pre-tax charge of $11 million, $7 million after tax, which resulted primarily from the premium paid for redemption of our 6.375% senior notes. The charge was recorded in "Other, net" in our Consolidated Statements of Operations.

  2010 Financing Transactions

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

EXECUTIVE OUTLOOK

        We previously reported in our Annual Report on Form 10-K for the year ended December 31, 2010 that we expect that the anticipated growth in revenues in 2011 will be partially offset by higher programming costs, including the costs associated with our contract with the NFL, resulting in operating profit before depreciation and amortization growth in the low to mid single digit percentage range. We currently anticipate lower operating profit before depreciation and amortization margins in the second half of the year as compared to the first half of the year, primarily due to higher programming costs. Also, as a result of an increasing competitive environment, we anticipate gross subscriber additions to be relatively flat to slightly down from 2010 and churn to be modestly higher for the remainder of 2011.

DIRECTV HOLDINGS LLC

RESULTS OF OPERATIONS

        For a description of key terminology used in the discussion of our results of operations, see "Key Terminology" below.

        The following table sets forth our unaudited consolidated statements of operations and certain other operating data:

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

	Three Months Ended March 31,		Change
	2011	2010	$	%
	(Dollars in Millions)
Revenues	$5,145	$4,772	$373	7.8%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	2,200	2,014	186	9.2%
Subscriber service expenses	351	323	28	8.7%
Broadcast operations expenses	74	69	5	7.2%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	682	595	87	14.6%
Upgrade and retention costs	259	250	9	3.6%
General and administrative expenses	216	215	1	0.5%
Depreciation and amortization expense	442	498	(56)	(11.2)%

Total operating costs and expenses	4,224	3,964	260	6.6%

Operating profit	921	808	113	14.0%
Interest income	—	3	(3)	(100.0)%
Interest expense	(156)	(97)	(59)	60.8%
Other, net	(6)	(5)	(1)	*NM

Income before income taxes	759	709	50	7.1%
Income tax expense	(288)	(276)	(12)	4.3%

Net income	$471	$433	$38	8.8%

Other Data:
Operating profit before depreciation and amortization(1)
Operating profit	$921	$808	$113	14.0%
Add: Depreciation and amortization expense	442	498	(56)	(11.2)%

Operating profit before depreciation and amortization	$1,363	$1,306	$57	4.4%

Operating profit before depreciation and amortization—margin(1)	26.5%	27.4%	NA	(3.3)%
Cash Flow Information
Net cash provided by operating activities	$944	$1,280	$(336)	(26.3)%
Net cash used in investing activities	(376)	(313)	(63)	20.1%
Net cash provided by (used in) financing activities	425	(1,546)	1,971	*NM

*
NM—Not meaningful

DIRECTV HOLDINGS LLC

	Three Months Ended March 31,		Change
	2011	2010	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Free cash flow(2)
Net cash provided by operating activities	$944	$1,280	$(336)	(26.3)%
Less: Cash paid for property and equipment	(102)	(109)	7	(6.4)%
Cash paid for subscriber leased equipment—subscriber acquisitions	(174)	(115)	(59)	51.3%
Cash paid for subscriber leased equipment—upgrade and retention	(69)	(81)	12	(14.8)%
Cash paid for satellites	(31)	(8)	(23)	287.5%

Free cash flow	$568	$967	$(399)	(41.3)%

Subscriber data
Total number of subscribers (000's)	19,407	18,660	747	4.0%
ARPU	$88.79	$85.47	$3.32	3.9%
Average monthly subscriber churn %	1.50%	1.48%	—	1.4%
Gross subscriber additions (000's)	1,052	925	127	13.7%
Subscriber disconnections (000's)	868	825	43	5.2%
Net subscriber additions (000's)	184	100	84	84.0%
Average subscriber acquisition costs—per subscriber (SAC)	$814	$768	$46	6.0%

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

        Subscribers.    In the first quarter of 2011, gross subscriber additions increased compared to the first quarter of 2010 primarily due to higher demand for advanced services. Net subscriber additions increased as higher gross subscriber additions exceeded the higher number of subscriber disconnections associated with the larger subscriber base.

        Revenues.    Our revenues increased as a result of the larger subscriber base and higher average monthly revenue per subscriber, or ARPU. The increase in ARPU resulted primarily from price increases on programming packages and set-top receiver lease fees, and higher digital video recorder, or DVR, service fees.

        Operating profit before depreciation and amortization.    The improvement of operating profit before depreciation and amortization was primarily due to the gross profit generated from the higher revenues, partially offset by higher subscriber acquisition costs.

        Broadcast programming and other costs increased due to annual program supplier rate increases and the larger number of subscribers. Subscriber service expenses increased in the first quarter of 2011 compared to the first quarter of 2010 primarily due to the higher number of subscribers and higher service call costs.

        Subscriber acquisition costs and subscriber acquisition costs per subscriber, or SAC, which includes the cost of capitalized set-top receivers, increased primarily due to increased demand for advanced products, partially offset by lower marketing costs. Under our lease program we capitalized $174 million of set-top receivers in the first quarter of 2011 and $115 million the first quarter of 2010 for new subscribers.

        Upgrade and retention costs increased in the first quarter of 2011 due to a higher volume of advanced equipment upgrades. Under our lease program we capitalized $69 million of set-top receivers in the first quarter of 2011 and $81 million of set-top receivers in the first quarter of 2010 for subscriber upgrades.

        General and administrative expenses increased due to higher labor costs and the benefit of a legal settlement recorded during the first quarter of 2010. These increases were mostly offset by a benefit from a property tax adjustment recorded during the first quarter of 2011.

DIRECTV HOLDINGS LLC

        Operating profit.    The increase in operating profit was primarily due to higher operating profit before depreciation and amortization, coupled with lower depreciation and amortization expense due to the completion of the amortization of a subscriber related intangible asset and decreased subscriber equipment capitalization.

        Interest expense.    The increase in interest expense was due to an increase in the average debt balance, partially offset by a decrease in weighted average interest rates on our outstanding borrowings.

        Income tax expense.    The increase in income tax expense was primarily due to the higher income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 2011, our cash and cash equivalents totaled $1,680 million compared with $687 million at December 31, 2010. The $993 million increase resulted primarily from $3,990 million of cash proceeds from the issuance of senior notes and $944 million in cash provided by operating activities, partially offset by $3,250 million in dividends paid to our Parent, $341 million of cash used to repay long-term debt and $376 million of cash paid for property, equipment and satellites.

        As of March 31, 2011 we had the ability to borrow up to $2 billion under our revolving credit facility, which is available until February 2016. We are subject to restrictive certain covenants under the credit facility.

        As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) was 1.16 at March 31, 2011 and 0.85 at December 31, 2010. At March 31, 2011, we had working capital of $506 million compared with a deficit of $519 million at December 31, 2010. The increase during the three months ended March 31, 2011 was primarily due to the change in our cash and cash equivalents.

        We have received capital contributions and have borrowed amounts from our Parent in the past to fund certain transactions. We may also provide dividends to our Parent or fund other cash requirements, including additional share repurchase programs or other distributions to its stockholders. We may use available cash and cash equivalents, cash from operations, or incur additional borrowings to fund such dividends.

        We expect to fund our cash requirements and our existing business plan using our available cash balances and cash provided by operations. Additional borrowings, which may include borrowings under our $2 billion revolving credit facility, may be required to fund strategic investment opportunities should they arise.

        We may borrow additional amounts in the future to maintain our outstanding long-term debt target of approximately 2.5 times our operating profit before depreciation and amortization.

Borrowings

        At March 31, 2011, we had $14,121 million in total outstanding borrowings, bearing a weighted average interest rate of 5.2%. Our outstanding borrowings consist of our senior notes as more fully described in Note 3 of the Notes to the Consolidated Financial Statements in Item 1, Part I of this Quarterly Report and in Note 7 to the Notes to the Consolidated Financial Statements in Item 8, Part II of our 2010 Form 10-K.

        Our senior notes mature as follows: $1,000 million in 2014, $1,859 million in 2015 and $11,300 million thereafter.

DIRECTV HOLDINGS LLC

Revolving Credit Facility

        In February 2011, our senior secured credit facility was terminated and replaced by a new 5 year, $2.0 billion revolving credit facility. We pay a commitment fee of .30% per year for the unused commitment under the revolving credit facility, and borrowings will bear interest at an annual rate of (i) the London interbank offer rate (LIBOR) (or for Euro advances the EURIBOR rate) plus 1.50% or at our option (ii) the higher of the prime rate plus 0.50% or the Fed Funds Rate plus 1.00%. The commitment fee and the annual interest rate may be increased or decreased under certain conditions, which include changes in our long-term, unsecured debt ratings. The revolving credit facility has been fully and unconditionally guaranteed, jointly and severally, by substantially all of our subsidiaries on a senior unsecured basis.

        Covenants and Restrictions.    The revolving credit facility requires us to maintain at the end of each fiscal quarter a specified ratio of indebtedness to adjusted net income. The revolving credit facility also includes covenants that restrict our ability to, among other things, (i) incur additional subsidiary indebtedness, (ii) incur liens, (iii) enter into certain transactions with affiliates, (iv) merge or consolidate with another entity, (v) sell, assign, lease or otherwise dispose of all or substantially all of our assets, and (vi) change our lines of business. Additionally, the senior notes contain restrictive covenants that are similar. Should we fail to comply with these covenants, all or a portion of our borrowings under the senior notes could become immediately payable and our revolving credit facility could be terminated. At March 31, 2011, we were in compliance with all such covenants. The senior notes and revolving credit facility also provide that the borrowings may be required to be prepaid if certain change-in-control events occur.

Contingencies

        National Football League Labor Dispute.    We have a contract with the National Football League, or NFL, for the exclusive rights to distribute the NFL Sunday Ticket Package to our subscribers. The NFL's collective bargaining agreement with its players expired in March 2011. The NFL and its players are engaged in a labor dispute that is in litigation and there is a possibility that no games will be played or a reduced schedule will be played during the 2011-2012 season. If the league and the players do not reach a new collective bargaining agreement or alternative arrangement before or during the 2011-2012 season, we would still be obligated to make certain contractual payments to the NFL. Our subscriber revenues in 2011 would decrease if NFL games are not played or a full season is lost and cash flows from operating activities would decrease due to lower revenues and because we would still be obligated to make certain contractual payments to the NFL. We will be able to partially offset these payments through provisions such as credits in the following year, reimbursements for games not played and our rights to an extra season if an entire season is cancelled, but in the near term a continued labor dispute could have a material adverse effect on our cash flows from operating activities primarily due to payments we may have to make to the NFL, including minimum contractual obligations, an optional advance payment that may be requested by the NFL and the loss of subscriber revenue as well as possibly resulting in reduced subscriber additions and higher churn.

        Other.    Several factors may affect our ability to fund our operations and commitments that we discuss in "Contractual Obligations", "Off-Balance Sheet Arrangements" and "Contingencies" below. In addition, our future cash flows may be reduced if we experience, among other things, significantly higher subscriber additions than planned, increased subscriber churn or upgrade and retention costs, higher than planned capital expenditures for satellites and broadcast equipment, or satellite anomalies or signal theft. Additionally, our ability to borrow under the revolving credit facility is contingent upon our meeting a financial and other covenants associated with our facility as more fully described above.

DIRECTV HOLDINGS LLC

CONTRACTUAL OBLIGATIONS

        The following table sets forth our contractual obligations as of March 31, 2011, including the future periods in which payments are expected. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements in Part I, Item 1 referenced in the table below and the Notes to the Consolidated Financial Statements in Part II, Item 8 in our Form 10-K for the year ended December 31, 2010.

	Payments due by period
Contractual Obligations	Total	2011	2012-2013	2014-2015	2016 and thereafter
	(Dollars in Millions)
Long-term debt obligations (Note 3)(a)	$23,089	$502	$1,492	$4,261	$16,834
Purchase obligations(b)	6,811	1,466	3,463	1,843	39
Operating lease obligations(c)	286	43	85	40	118
Other long-term liabilities reflected on the Consolidated Balance Sheets under GAAP(d)	101	39	34	17	11

Total	$30,287	$2,050	$5,074	$6,161	$17,002

(a)
Long-term debt obligations include interest calculated based on the rates in effect at March 31, 2011, however, the obligations do not reflect potential prepayments required under its indentures.

(b)
Purchase obligations consist primarily of broadcast programming commitments, service contract commitments and satellite contracts. Broadcast programming commitments include guaranteed minimum contractual commitments that are typically based on a flat fee or a minimum number of required subscribers subscribing to the related programming. Actual payments may exceed the minimum payment requirements if the actual number of subscribers subscribing to the related programming exceeds the minimum amounts. Service contract commitments include minimum commitments for the purchase of services that have been outsourced to third parties, such as billing services, telemetry, tracking and control services and broadcast center services. In most cases, actual payments, which are typically based on volume, usually exceed these minimum amounts.

(c)
Certain of our operating leases contain escalation clauses and renewal or purchase options, which we do not consider in the amounts disclosed.

(d)
Payments due by period for other long-term liabilities reflected on the Consolidated Balance Sheet under GAAP do not include payments that could be made related to our net unrecognized tax benefits liability, which amounted to $56 million as of March 31, 2011. The timing and amount of any future payments is not reasonably estimable, as such payments are dependent on the completion and resolution of examinations with tax authorities. We do not expect a significant payment related to these obligations within the next twelve months.

CONTINGENCIES

        For a discussion of "Contingencies," see Part I, Item 1, Note 4 of the Notes to the Consolidated Financial Statements of this Quarterly Report, which we incorporate herein by reference.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

        For a discussion of "Certain Relationships and Related Party Transactions," see Part I, Item 1, Note 5 of the Notes to the Consolidated Financial Statements of this Quarterly Report, which we incorporate herein by reference.

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

        Broadcast Programming and Other.    These costs primarily include license fees for subscription service programming, pay-per-view programming, live sports and other events. Other costs include expenses associated with the publication and distribution of our programming guide, continuing service fees paid to third parties for active subscribers and warranty service costs.

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

        Subscriber Acquisition Costs.    These costs include the cost of set-top receivers and other equipment, commissions we pay to national retailers, independent satellite television retailers, dealers and telcos, and the cost of installation, advertising, marketing and customer call center expenses associated with the acquisition of new subscribers. Set-top receivers leased to new subscribers are capitalized in "Property and equipment, net" in the Consolidated Balance Sheets and depreciated over their useful lives. The amount of set-top receivers capitalized each period for subscriber acquisitions is included in "Cash paid for property and equipment" in the Consolidated Statements of Cash Flows.

        Upgrade and Retention Costs.    Upgrade and retention costs are associated with upgrade efforts for existing subscribers that we believe will result in higher ARPU and lower churn. Our upgrade efforts include subscriber equipment upgrade programs for DVR, HD and HD DVR receivers and local channels, our multiple set-top receiver offer and similar initiatives. Retention costs also include the costs of installing and providing hardware under our movers program for subscribers relocating to a new residence. Set-top receivers leased to existing subscribers under upgrade and retention programs are capitalized in "Property and equipment, net" in the Consolidated Balance Sheets and depreciated over their useful lives. The amount of set-top receivers capitalized each period for upgrade and retention programs is included in "Cash paid for property and equipment" in the Consolidated Statements of Cash Flows.

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

        Average Monthly Subscriber Churn.    Average monthly subscriber churn represents the number of subscribers, whose service is disconnected, expressed as a percentage of the average total number of subscribers. We calculate average monthly subscriber churn by dividing the average monthly number of disconnected subscribers for the period (total subscribers disconnected, net of reconnects, during the period divided by the number of months in the period) by average subscribers for the period.

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

*    *    *

ITEM 4.    CONTROLS AND PROCEDURES

        We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q under the supervision and with the participation of management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

*    *    *

DIRECTV HOLDINGS LLC

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

(a)
Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we became or were a party during the quarter ended March 31, 2011 or subsequent thereto, but before the filing of the report, are summarized below:

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

        Early Cancellation Fees.    In 2008, a number of plaintiffs filed putative class action lawsuits in state and federal courts challenging the early cancellation fees we assess our customers when they do not fulfill their programming commitments. Several of these lawsuits are pending—some in California state court purporting to represent statewide classes, and some in federal courts purporting to represent nationwide classes. The lawsuits seek both monetary and injunctive relief. While the theories of liability vary, the lawsuits generally challenge these fees under state consumer protection laws as both unfair and inadequately disclosed to customers. In light of the U.S. Supreme Court's recent decision in AT&T Mobility LLC v. Concepcion, we intend to move to compel these cases to arbitration in accordance with our Customer Agreement. We believe that our early cancellation fees are adequately disclosed, and represent reasonable estimates of the costs we incur when customers cancel service before fulfilling their programming commitments.

        From time to time, we receive investigative inquiries or subpoenas from state and federal authorities with respect to alleged violations of state and federal statutes. These inquiries may lead to legal proceedings in some cases. We have received a request for information from the Federal Trade Commission, or FTC, on issues similar to those recently resolved with a multistate group of state attorneys general. We are cooperating with the FTC by providing information about our sales and marketing practices and customer complaints.

        Other.    We are subject to other legal proceedings and claims that arise in the ordinary course of our business. The amount of ultimate liability with respect to such actions is not expected to materially affect our financial position, results of operations or liquidity.

(b)
No previously reported legal proceedings were terminated during the first quarter ended March 31, 2011.

DIRECTV HOLDINGS LLC

ITEM 1A.    RISK FACTORS

        Except as discussed below, the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2010 have not materially changed. See Part I Item 2 of this Quarterly Report related to "forward-looking statements" which we incorporate by reference.

A continued National Football League labor dispute, if unresolved, could materially adversely affect our cash flows.

        We have a contract with the National Football League, or NFL, for the exclusive rights to distribute the NFL Sunday Ticket Package to our subscribers. The NFL's collective bargaining agreement with its players expired in March 2011. The NFL and its players are engaged in a labor dispute that is in litigation and there is a possibility that no games will be played or a reduced schedule will be played during the 2011-2012 season. If the league and the players do not reach a new collective bargaining agreement or alternative arrangement before or during the 2011-2012 season, we would still be obligated to make certain contractual payments to the NFL. Our subscriber revenues in 2011 would decrease if NFL games are not played or a full season is lost and cash flows from operating activities would decrease due to lower revenues and because we would still be obligated to make certain contractual payments to the NFL. We will be able to partially offset these payments through provisions such as credits in the following year, reimbursements for games not played and our rights to an extra season if an entire season is cancelled, but in the near term a continued labor dispute could have a material adverse effect on our cash flows from operating activities primarily due to payments we may have to make to the NFL, including minimum contractual obligations, an optional advance payment that may be requested by the NFL and the loss of subscriber revenue as well as possibly resulting in reduced subscriber additions and higher churn.

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit Name
*1.1	Underwriting Agreement, dated as of March 7, 2011, by and among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., the Guarantors signatory thereto and Credit Suisse Securities (USA) LLC and Morgan Stanley & Co. Incorporated, as representatives of the several underwriters signatory thereto (incorporated by reference to Exhibit 1.1 of the Form 8-K of DIRECTV Holdings LLC filed on March 10, 2011 (SEC File No. 333-106529)).
*4.1
Indenture, dated as of August 17, 2010, by and among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., the Guarantors signatory thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 of the Form 8-K of DIRECTV Holdings LLC filed on August 23, 2010 (SEC File No. 333-106529)).
*4.2
Second Supplemental Indenture, dated as of March 10, 2011, by and among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., the Guarantors signatory thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 of the Form 8-K of DIRECTV Holdings LLC filed on March 10, 2011(SEC File No. 333-106529)).
*4.3	Form of 3.500% Notes due 2016 (included in Exhibit 4.2) (incorporated by reference to Exhibit 4.1 of the Form 8-K of DIRECTV Holdings LLC filed on March 10, 2011(SEC File No. 333-106529)).

DIRECTV HOLDINGS LLC

Exhibit Number	Exhibit Name
*4.4	Form of 5.000% Notes due 2021 (included in Exhibit 4.2) (incorporated by reference to Exhibit 4.1 of the Form 8-K of DIRECTV Holdings LLC filed on March 10, 2011 (SEC File No. 333-106529)).
*4.5	Form of 6.375% Notes due 2041 (included in Exhibit 4.2) (incorporated by reference to Exhibit 4.1 of the Form 8-K of DIRECTV Holdings LLC filed on March 10, 2011 (SEC File No. 333-106529)).
**31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**31.2	Certification of the Chief Financial Officer of DIRECTV Holdings LLC pursuant to Section 302.
**31.3	Certification of the Chief Executive Officer of DIRECTV Financing Co., Inc. pursuant to Section 302.
**31.4	Certification of the Chief Financial Officer of DIRECTV Financing Co., Inc. pursuant to Section 302.
**32.1	Certification of the Chief Executive Officer of DIRECTV Holdings LLC pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 ("Section 906").
**32.2	Certification of the Chief Financial Officer of DIRECTV Holdings LLC pursuant to Section 906.
**32.3	Certification of the Chief Executive Officer of DIRECTV Financing Co., Inc. pursuant to Section 906.
**32.4	Certification of the Chief Financial Officer of DIRECTV Financing Co., Inc. pursuant to Section 906.
***101.INS	XBRL Instance Document
***101.SCH	XBRL Taxonomy Extension Schema Document
***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
***101.LAB	XBRL Taxonomy Extension Label Linkbase Document
***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

DIRECTV HOLDINGS LLC (Registrant)
Date: May 5, 2011	By:	/s/ PATRICK T. DOYLE Patrick T. Doyle Executive Vice President and Chief Financial Officer
DIRECTV FINANCING CO., INC. (Registrant)
Date: May 5, 2011	By:	/s/ PATRICK T. DOYLE Patrick T. Doyle Executive Vice President and Chief Financial Officer

 EXHIBIT INDEX

Exhibit Number	Exhibit Name
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document