Form 10-Q
period 2011-06-30
DIRECTV FINANCING CO INC; DIRECTV HOLDINGS LLC
filed 2011-08-05
CIK 1234307, 1234308

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
or
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

DIRECTV HOLDINGS LLC

DIRECTV HOLDINGS LLC

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in Millions)
Revenues	$5,277	$4,934	$10,422	$9,706
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	2,207	2,019	4,407	4,033
Subscriber service expenses	355	325	706	648
Broadcast operations expenses	75	66	149	135
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	626	610	1,308	1,205
Upgrade and retention costs	298	259	557	509
General and administrative expenses	270	261	486	476
Depreciation and amortization expense	430	495	872	993

Total operating costs and expenses	4,261	4,035	8,485	7,999

Operating profit	1,016	899	1,937	1,707
Interest income	1	1	1	4
Interest expense	(186)	(116)	(342)	(213)
Other, net	29	5	23	—

Income before income taxes	860	789	1,619	1,498
Income tax expense	(323)	(307)	(611)	(583)

Net income	$537	$482	$1,008	$915

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2011	December 31, 2010
	(Dollars in Millions)
ASSETS
Current assets
Cash and cash equivalents	$1,296	$687
Accounts receivable, net of allowances of $66 and $46	1,673	1,735
Inventories	298	227
Prepaid expenses and other	188	187

Total current assets	3,455	2,836
Satellites, net	1,737	1,794
Property and equipment, net	2,801	2,832
Goodwill	3,177	3,176
Intangible assets, net	466	495
Other assets	252	267

Total assets	$11,888	$11,400

LIABILITIES AND OWNER'S DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$2,571	$2,977
Unearned subscriber revenues and deferred credits	372	378

Total current liabilities	2,943	3,355
Long-term debt	13,462	10,472
Deferred income taxes	1,035	906
Other liabilities and deferred credits	249	288
Commitments and contingencies
Owner's deficit
Capital stock and additional paid-in capital	51	7
Accumulated deficit	(5,852)	(3,628)

Total owner's deficit	(5,801)	(3,621)

Total liabilities and owner's deficit	$11,888	$11,400

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2011	2010
	(Dollars in Millions)
Cash Flows from Operating Activities
Net income	$1,008	$915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	872	993
Amortization of deferred revenues and deferred credits	(18)	(17)
Share-based compensation expense	43	31
Deferred income taxes	119	58
Other	(31)	13
Change in other operating assets and liabilities:
Accounts receivable	81	9
Inventories	(71)	34
Prepaid expenses and other	2	3
Accounts payable and accrued liabilities	(337)	(55)
Unearned subscriber revenue and deferred credits	(6)	(6)
Other, net	(12)	(37)

Net cash provided by operating activities	1,650	1,941

Cash Flows from Investing Activities
Cash paid for property and equipment	(245)	(222)
Cash paid for subscriber leased equipment—subscriber acquisitions	(324)	(246)
Cash paid for subscriber leased equipment—upgrade and retention	(145)	(152)
Cash paid for satellites	(48)	(69)
Investment in companies, net of cash acquired	(11)	(1)
Other	55	—

Net cash used in investing activities	(718)	(690)

Cash Flows from Financing Activities
Cash proceeds from debt issuance	3,990	2,996
Debt issuance costs	(30)	(16)
Repayment of long-term debt	(1,000)	(1,103)
Repayment of other long-term obligations	(54)	(48)
Cash dividends to Parent	(3,250)	(4,000)
Excess tax benefit from share-based compensation	21	8

Net cash used in financing activities	(323)	(2,163)

Net increase (decrease) in cash and cash equivalents	609	(912)
Cash and cash equivalents at beginning of the period	687	1,716

Cash and cash equivalents at end of the period	$1,296	$804

Supplemental cash flow information
Cash paid for interest	$277	$171
Cash paid for income taxes	449	438

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

        We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal recurring items) that are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 28, 2011, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the SEC on May 6, 2011 and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

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

Note 2: Divestiture

        In April 2011, we sold an equity method investment for $55 million in cash. As a result of this sale, we recognized a $37 million gain, or $23 million after tax, on the sale in "Other, net" in the Consolidated Statements of Operations, which represents the difference between the selling price and the carrying amount of the equity method investment sold.

Note 3: Accounting Change

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

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

DIRECTV receiving equipment using our best estimate. We determine the selling price for installation services based on prices charged by third parties. We determine the selling price of the programming using our standard programming rates. The DIRECTV receiving equipment, installation services and programming are each considered separate units of accounting.

        We recognize subscription and pay-per-view revenues when programming is broadcast to subscribers. We recognize subscriber fees for multiple set-top receivers, warranty services and equipment rental as revenue, as earned. We recognize advertising revenues when the related services are performed. We defer programming payments received from subscribers in advance of the broadcast as "Unearned subscriber revenues and deferred credits" in the Consolidated Balance Sheets until earned. We recognize revenues to be received under contractual commitments on a straight line basis over the minimum contractual period. We report revenues net of customer credits and discounted promotions.

Note 4: Debt

  Senior Notes

        The following table sets forth our outstanding senior notes balance as of:

	Principal amount	Carrying value, net of unamortized original issue discounts or including premium
	June 30, 2011	June 30, 2011	December 31, 2010
		(Dollars in Millions)
4.750% senior notes due 2014	$1,000	$998	$998
3.550% senior notes due 2015	1,200	1,199	1,199
6.375% senior notes due 2015	—	—	1,002
3.125% senior notes due 2016	750	750	750
3.500% senior notes due 2016	1,500	1,497	—
7.625% senior notes due 2016	1,500	1,500	1,500
5.875% senior notes due 2019	1,000	994	994
5.200% senior notes due 2020	1,300	1,298	1,298
4.600% senior notes due 2021	1,000	999	999
5.000% senior notes due 2021	1,500	1,494	—
6.350% senior notes due 2040	500	499	499
6.000% senior notes due 2040	1,250	1,234	1,233
6.375% senior notes due 2041	1,000	1,000	—

Total senior notes	$13,500	$13,462	$10,472

        The fair value of our senior notes was approximately $14,188 million at June 30, 2011 and $10,881 million at December 31, 2010. We calculated the fair values based on quoted market prices of our senior notes, which is a Level 1 input under accounting guidance for fair value measurements of assets and liabilities.

        All of our senior notes were issued by us and have been registered under the Securities Act of 1933, as amended. All of our senior notes are unsecured and have been fully and unconditionally

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

guaranteed, jointly and severally, by substantially all of our domestic subsidiaries. Principal on the senior notes is payable upon maturity, while interest is payable semi-annually.

        As of June 30, 2011, we had the ability to borrow up to $2 billion under a revolving credit facility discussed below.

  2011 Financing Transactions

        On March 10, 2011 we issued the following senior notes:

	Principal	Proceeds, net of discount
	(Dollars in Millions)
3.500% senior notes due 2016	$1,500	$1,497
5.000% senior notes due 2021	1,500	1,493
6.375% senior notes due 2041	1,000	1,000

	$4,000	$3,990

        We incurred $24 million of debt issuance costs in connection with this transaction.

        On March 17, 2011, we purchased, pursuant to a tender offer, $341 million of our then outstanding $1,002 million of 6.375% senior notes due in 2015, representing approximately 34% of the total outstanding principal of these notes, at a price of 103.313%, plus accrued and unpaid interest. On June 15, 2011, we redeemed, pursuant to the terms of our indenture, the remaining $659 million of our outstanding 6.375% senior notes due 2015, at a price of 102.125%, plus accrued and unpaid interest. We recorded a pre-tax charge of $14 million, $9 million after tax, during the second quarter of 2011 and a pre-tax charge of $25 million, $16 million after tax during the six months ended June 30, 2011, as a result of the redemptions, primarily for the premiums paid. The pre-tax charge was recorded in "Other, net" in our Consolidated Statements of Operations.

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

  Covenants and Restrictions

        The revolving credit facility requires us to maintain at the end of each fiscal quarter a specified ratio of indebtedness to adjusted net income. The revolving credit facility also includes covenants that restrict our ability to, among other things, (i) incur additional subsidiary indebtedness, (ii) incur liens, (iii) enter into certain transactions with affiliates, (iv) merge or consolidate with another entity, (v) sell, assign, lease or otherwise dispose of all or substantially all of our assets, and (vi) change our lines of business. Additionally, the senior notes contain restrictive covenants that are similar. Should we fail to comply with these covenants, all or a portion of our borrowings under the senior notes could become immediately payable and our revolving credit facility could be terminated. At June 30, 2011, we were in compliance with all such covenants. The senior notes and revolving credit facility also provide that the borrowings may be required to be prepaid if certain change-in-control events occur.

Note 5: Contingencies

  Litigation

        Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at June 30, 2011. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material effect on our consolidated financial statements.

        Intellectual Property Litigation.    We are a defendant in several unrelated lawsuits claiming infringement of various patents relating to various aspects of our businesses. In certain of these cases other industry participants are also defendants, and also in certain of these cases we expect that any potential liability would be the responsibility of our equipment vendors pursuant to applicable contractual indemnification provisions. To the extent that the allegations in these lawsuits can be

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

analyzed by us at this stage of their proceedings, we believe the claims are without merit and intend to defend the actions vigorously. We have determined that the likelihood of a material liability in such matters is remote or have made appropriate accruals and the final disposition of these claims is not expected to have a material effect on our consolidated financial position. However, if an adverse ruling is made in a lawsuit involving key intellectual property, such ruling could result in a loss that would be material to our consolidated results of operations of any one period. No assurance can be given that any adverse outcome would not be material to our consolidated financial position.

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

  Satellites

        We may purchase in-orbit and launch insurance to mitigate the potential financial impact of satellite launch and in-orbit failures if the premium costs are considered economic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on our ability to provide service. At June 30, 2011, the net book value of in-orbit satellites was $1,626 million, all of which was uninsured.

Note 6: Related Party Transactions

        In the ordinary course of our operations, we enter into transactions with related parties as discussed below.

  DIRECTV and affiliates

        We determine our income taxes based upon our tax sharing agreement with our Parent, which generally provides that the current income tax liability or receivable be computed as if we were a separate taxpayer. Payments made to our Parent under this tax sharing arrangement were $429 million for the six months ended June 30, 2011 and $425 million for the six months ended June 30, 2010. We

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

also receive an allocation of employee benefit expenses from our Parent. We believe that our consolidated financial statements reflect our cost of doing business in accordance with SEC Staff Accounting Bulletin Topic 1.B, "Allocation of Expenses and Related Disclosures in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity."

        We paid dividends to our Parent of $3,250 million during the six months ended June 30, 2011 and $4,000 million during the six months ended June 30, 2010 from available cash and cash equivalents.

        Transactions with regional sports networks owned by our Parent are also included as transactions with DIRECTV and affiliates.

  Liberty Media, Liberty Global and Discovery Communications

        On June 16, 2010, our Parent completed a transaction with Dr. John Malone and his family, which we refer to as the Malones, which resulted in the reduction of the Malones' voting interest in our Parent from approximately 24% to approximately 3% and Dr. Malone's concurrent resignation from our Parent's Board of Directors. Transactions with Liberty Media, Discovery Communications, Inc. and Liberty Global, Inc. and their subsidiaries or equity method investees were considered to be related party transactions as a result of Dr. Malone's ownership interest and management roles for these entities. Such transactions consisted primarily of purchases of programming created, owned or distributed by these entities.

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

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

        The following table summarizes sales to, and purchases from, related parties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in Millions)
Sales:
Liberty Media and affiliates	$—	$12	$—	$26
Discovery Communications, Liberty Global and affiliates	—	2	—	5
DIRECTV and affiliates	2	2	4	4
Other	1	1	1	1

Total	$3	$17	$5	$36

Purchases:
Liberty Media and affiliates	$—	$65	$—	$143
Discovery Communications, Liberty Global and affiliates	—	50	—	111
DIRECTV and affiliates	14	15	28	27
Other	21	23	46	45

Total	$35	$153	$74	$326

        The following table sets forth the amount of accounts receivable from and accounts payable to related parties as of:

	June 30, 2011	December 31, 2010
	(Dollars in Millions)
Accounts receivable	$3	$9
Accounts payable	50	63

        The accounts receivable and accounts payable balances as of June 30, 2011 and December 31, 2010 are primarily related to intercompany transactions with our Parent.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 7: Condensed Consolidating Financial Statements

        The following presents the condensed consolidating statements of operations for the three and six months ended June 30, 2011 and June 30, 2010, the condensed consolidating balance sheets as of June 30, 2011 and December 31, 2010, and the condensed consolidating statements of cash flows for the six months ended June 30, 2011 and 2010 of DIRECTV Holdings together with DIRECTV Financing, or the Co-Issuers, and each of DIRECTV Holdings' material subsidiaries (other than DIRECTV Financing), or the Guarantor Subsidiaries, and the eliminations necessary to present DIRECTV Holdings' financial statements on a consolidated basis. These condensed consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of DIRECTV Holdings.

Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2011

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Revenues	$183	$5,277	$(183)	$5,277
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	2,207	—	2,207
Subscriber service expenses	—	355	—	355
Broadcast operations expenses	—	75	—	75
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	626	—	626
Upgrade and retention costs	—	298	—	298
General and administrative expenses	—	453	(183)	270
Depreciation and amortization expense	—	430	—	430

Total operating costs and expenses	—	4,444	(183)	4,261

Operating profit	183	833	—	1,016
Equity in income of consolidated subsidiaries	547	—	(547)	—
Interest income	—	1	—	1
Interest expense	(185)	(1)	—	(186)
Other, net	(14)	43	—	29

Income before income taxes	531	876	(547)	860
Income tax benefit (expense)	6	(329)	—	(323)

Net income	$537	$547	$(547)	$537

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

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2011

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Revenues	$327	$10,422	$(327)	$10,422
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	4,407	—	4,407
Subscriber service expenses	—	706	—	706
Broadcast operations expenses	—	149	—	149
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	1,308	—	1,308
Upgrade and retention costs	—	557	—	557
General and administrative expenses	—	813	(327)	486
Depreciation and amortization expense	—	872	—	872

Total operating costs and expenses	—	8,812	(327)	8,485

Operating profit	327	1,610	—	1,937
Equity in income of consolidated subsidiaries	1,031	—	(1,031)	—
Interest income	—	1	—	1
Interest expense	(340)	(2)	—	(342)
Other, net	(24)	48	(1)	23

Income before income taxes	994	1,657	(1,032)	1,619
Income tax benefit (expense)	14	(625)	—	(611)

Net income	$1,008	$1,032	$(1,032)	$1,008

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

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Balance Sheet
As of June 30, 2011

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
ASSETS
Total current assets	$1,371	$2,171	$(87)	$3,455
Satellites, net	—	1,737	—	1,737
Property and equipment, net	—	2,801	—	2,801
Goodwill	1,828	1,349	—	3,177
Intangible assets, net	—	466	—	466
Other assets	14,720	6,906	(21,374)	252

Total assets	$17,919	$15,430	$(21,461)	$11,888

LIABILITIES AND OWNER'S EQUITY (DEFICIT)
Total current liabilities	$222	$2,809	$(88)	$2,943
Long-term debt	13,462	—	—	13,462
Deferred income taxes	—	1,252	(217)	1,035
Other liabilities and deferred credits	10,036	249	(10,036)	249
Owner's equity (deficit)
Capital stock and additional paid-in capital	51	4,665	(4,665)	51
Retained earnings (accumulated deficit)	(5,852)	6,455	(6,455)	(5,852)

Total owner's equity (deficit)	(5,801)	11,120	(11,120)	(5,801)

Total liabilities and owner's equity (deficit)	$17,919	$15,430	$(21,461)	$11,888

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

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2011

	Co-Issuers	Guarantor Subsidiaries	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Cash flows from operating activities
Net cash provided by operating activities	$897	$753	$1,650

Cash flows from investing activities
Cash paid for property and equipment	—	(245)	(245)
Cash paid for subscriber leased equipment—subscriber acquisition	—	(324)	(324)
Cash paid for subscriber leased equipment—upgrade and retention	—	(145)	(145)
Cash paid for satellites	—	(48)	(48)
Investment in companies, net of cash acquired	—	(11)	(11)
Other	—	55	55

Net cash used in investing activities	—	(718)	(718)

Cash flows from financing activities
Cash proceeds from debt issuance	3,990	—	3,990
Debt issuance costs	(30)	—	(30)
Repayment of long-term debt	(1,000)	—	(1,000)
Repayment of other long-term obligations	—	(54)	(54)
Cash dividend to Parent	(3,250)	—	(3,250)
Excess tax benefit from share-based compensation	—	21	21

Net cash used in financing activities	(290)	(33)	(323)

Net increase in cash and cash equivalents	607	2	609
Cash and cash equivalents at beginning of the period	683	4	687

Cash and cash equivalents at the end of the period	$1,290	$6	$1,296

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

DIRECTV HOLDINGS LLC

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following management's discussion and analysis should be read in conjunction with our management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 28, 2011, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the SEC on May 6, 2011and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

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

        Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include economic, business, competitive, national or global political, market and regulatory conditions and the following, each of which is described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2010 or in Part II, Item 1A of this Quarterly Report on Form 10-Q:

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

  •
  We face risks related to our reliance on network information systems and other technology.

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
  Executive Outlook

  •
  Results of Operations

  •
  Liquidity and Capital Resources

  •
  Contractual Obligations

  •
  Contingencies

  •
  Certain Relationships and Related Party Transactions

  •
  Critical Accounting Estimates

  •
  Accounting Changes

  •
  Key Terminology

DIRECTV HOLDINGS LLC

BUSINESS OVERVIEW

        We are a wholly-owned subsidiary of DIRECTV and our subsidiaries include DIRECTV Enterprises, LLC and its wholly-owned subsidiaries and DIRECTV Financing Co., Inc. We acquire, promote, sell and distribute digital entertainment programming primarily via satellite to residential and commercial subscribers. We are the largest provider of direct-to-home, or DTH, digital television services and the second largest provider in the multi-channel video programming distribution, or MVPD, industry in the United States. As of June 30, 2011, we had over 19.4 million subscribers.

SIGNIFICANT TRANSACTIONS

Financing Transactions

  2011 Financing Transactions

        In March 2011, we issued $4.0 billion of senior notes resulting in $3,990 million of proceeds, net of discount.

        In March 2011, we completed a fixed price tender offer to purchase $341 million of the outstanding 6.375% senior notes due in 2015. On June 15, 2011, we redeemed, pursuant to the terms of our indenture, the remaining $659 million of our outstanding 6.375% senior notes due 2015, at a price of 102.125%, plus accrued and unpaid interest. We recorded a pre-tax charge of $14 million, $9 million after tax, during the second quarter of 2011 and a pre-tax charge of $25 million, $16 million after tax during the six months ended June 30, 2011, as a result of the redemptions, primarily for the premiums paid. The pre-tax charge was recorded in "Other, net" in our Consolidated Statements of Operations.

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

Divestiture

        In April 2011, we sold an equity method investment for $55 million in cash. We recognized a $37 million gain ($23 million after tax) on the sale in "Other, net" in the Consolidated Statements of Operations.

EXECUTIVE OUTLOOK

        We previously reported in our Annual Report on Form 10-K for the year ended December 31, 2010 that we expect that the anticipated growth in revenues in 2011 will be partially offset by higher programming costs, including the costs associated with our contract with the NFL, resulting in operating profit before depreciation and amortization growth in the low to mid single digit percentage range. Consistent with this, we currently anticipate lower operating profit before depreciation and amortization margins in the second half of the year as compared to the first half of the year, primarily due to higher programming costs.

DIRECTV HOLDINGS LLC

Results of Operations

        The following table sets forth our unaudited consolidated statements of operations and certain other operating data:

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

	Three Months Ended June 30,		Change
	2011	2010	$	%
	(Dollars in Millions)
Revenues	$5,277	$4,934	$343	7.0%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	2,207	2,019	188	9.3%
Subscriber service expenses	355	325	30	9.2%
Broadcast operations expenses	75	66	9	13.6%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	626	610	16	2.6%
Upgrade and retention costs	298	259	39	15.1%
General and administrative expenses	270	261	9	3.4%
Depreciation and amortization expense	430	495	(65)	(13.1)%

Total operating costs and expenses	4,261	4,035	226	5.6%

Operating profit	1,016	899	117	13.0%
Interest income	1	1	—	0.0%
Interest expense	(186)	(116)	(70)	60.3%
Other, net	29	5	24	480.0%

Income before income taxes	860	789	71	9.0%
Income tax expense	(323)	(307)	(16)	5.2%

Net income	$537	$482	$55	11.4%

Other Data:
Operating profit before depreciation and amortization(1)
Operating profit	$1,016	$899	$117	13.0%
Add: Depreciation and amortization expense	430	495	(65)	(13.1)%

Operating profit before depreciation and amortization	$1,446	$1,394	$52	3.7%

Operating profit before depreciation and amortization—margin(1)	27.4%	28.3%	NA	(3.2)%
Cash Flow Information
Net cash provided by operating activities	$706	$661	$45	6.8%
Net cash used in investing activities	(342)	(377)	35	(9.3)%
Net cash used in financing activities	(748)	(617)	(131)	21.2%

DIRECTV HOLDINGS LLC

	Three Months Ended June 30,		Change
	2011	2010	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Free cash flow(2)
Net cash provided by operating activities	$706	$661	$45	6.8%
Less: Cash paid for property and equipment	(143)	(113)	(30)	26.5%
Cash paid for subscriber leased equipment—subscriber acquisitions	(150)	(131)	(19)	14.5%
Cash paid for subscriber leased equipment—upgrade and retention	(76)	(71)	(5)	7.0%
Cash paid for satellites	(17)	(61)	44	(72.1)%

Free cash flow	$320	$285	$35	12.3%

Subscriber data
Total number of subscribers (000's)	19,433	18,760	673	3.6%
ARPU	$90.58	$87.90	$2.68	3.0%
Average monthly subscriber churn %	1.59%	1.51%	—	5.3%
Gross subscriber additions (000's)	954	946	8	0.8%
Subscriber disconnections (000's)	928	846	82	9.7%
Net subscriber additions (000's)	26	100	(74)	(74.0)%
Average subscriber acquisition costs—per subscriber (SAC)	$813	$783	$30	3.8%

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

        Subscribers.    In the second quarter of 2011, net subscriber additions decreased as higher gross additions were more than offset by higher churn resulting from a more competitive environment and ongoing economic weakness.

        Revenues.    Our revenues increased as a result of the larger subscriber base and higher ARPU. The increase in ARPU resulted primarily from price increases on programming packages and lease fees, as well as higher advanced service fees, partially offset by higher promotional offers to new and existing subscribers.

        Operating profit before depreciation and amortization.    The improvement of operating profit before depreciation and amortization was primarily due to the increased gross profit generated from the higher revenues, partially offset by higher upgrade and retention costs resulting from a higher volume of advanced equipment upgrades.

        Broadcast programming and other costs increased due to annual program supplier rate increases and the larger number of subscribers. Subscriber service expenses increased in the second quarter of 2011 compared to the second quarter of 2010 primarily due to service quality improvement initiatives and the higher number of subscribers.

        Subscriber acquisition costs and subscriber acquisition costs per subscriber, or SAC, which includes the cost of capitalized set-top receivers, increased primarily due to increased demand for advanced products over the second quarter of 2010. Under our lease program we capitalized $150 million of set-top receivers in the second quarter of 2011 and $131 million in the second quarter of 2010 for subscriber acquisitions.

        Upgrade and retention costs increased in the second quarter of 2011 due to a more competitive environment and a higher volume of advanced equipment upgrades. Under our lease program we capitalized $76 million of set-top receivers in the second quarter of 2011 and $71 million in the second quarter of 2010 for subscriber upgrades.

DIRECTV HOLDINGS LLC

        Operating profit.    The increase in operating profit was primarily due to higher operating profit before depreciation and amortization, coupled with lower depreciation and amortization expense due to the completion of the amortization of a subscriber related intangible asset and decreased subscriber equipment capitalization.

        Interest expense.    The increase in interest expense was from an increase in the average debt balance compared to 2010.

        Income tax expense.    The increase in income tax expense was primarily due to the higher income before income taxes.

Six Months Ended June 30, 2011 Compared with the Six Months Ended June 30, 2010

	Six Months Ended June 30,		Change
	2011	2010	$	%
	(Dollars in Millions)
Revenues	$10,422	$9,706	$716	7.4%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	4,407	4,033	374	9.3%
Subscriber service expenses	706	648	58	9.0%
Broadcast operations expenses	149	135	14	10.4%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	1,308	1,205	103	8.5%
Upgrade and retention costs	557	509	48	9.4%
General and administrative expenses	486	476	10	2.1%
Depreciation and amortization expense	872	993	(121)	(12.2)%

Total operating costs and expenses	8,485	7,999	486	6.1%

Operating profit	1,937	1,707	230	13.5%
Interest income	1	4	(3)	(75.0)%
Interest expense	(342)	(213)	(129)	60.6%
Other, net	23	—	23	100.0%

Income before income taxes	1,619	1,498	121	8.1%
Income tax expense	(611)	(583)	(28)	4.8%

Net income	$1,008	$915	$93	10.2%

Other Data:
Operating profit before depreciation and amortization(1)
Operating profit	$1,937	$1,707	$230	13.5%
Add: Depreciation and amortization expense	872	993	(121)	(12.2)%

Operating profit before depreciation and amortization	$2,809	$2,700	$109	4.0%

Operating profit before depreciation and amortization—margin(1)	27.0%	27.8%	NA	(2.9)%
Cash Flow Information
Net cash provided by operating activities	$1,650	$1,941	$(291)	(15.0)%
Net cash used in investing activities	(718)	(690)	(28)	4.1%
Net cash used in financing activities	(323)	(2,163)	1,840	(85.1)%

DIRECTV HOLDINGS LLC

	Six Months Ended June 30,		Change
	2011	2010	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Free cash flow(2)
Net cash provided by operating activities	$1,650	$1,941	$(291)	(15.0)%
Less: Cash paid for property and equipment	(245)	(222)	(23)	10.1%
Cash paid for subscriber leased equipment—subscriber acquisitions	(324)	(246)	(78)	31.7%
Cash paid for subscriber leased equipment—upgrade and retention	(145)	(152)	7	(4.6)%
Cash paid for satellites	(48)	(69)	21	(30.4)%

Free cash flow	$888	$1,252	$(364)	(29.1)%

Subscriber data
Total number of subscribers (000's)	19,433	18,760	673	3.6%
ARPU	$89.75	$86.69	$3.06	3.5%
Average monthly subscriber churn %	1.55%	1.49%	—	4.0%
Gross subscriber additions (000's)	2,006	1,871	135	7.2%
Subscriber disconnections (000's)	1,796	1,671	125	7.5%
Net subscriber additions (000's)	210	200	10	5.0%
Average subscriber acquisition costs—per subscriber (SAC)	$814	$776	$38	4.9%

        Subscribers.    In the first half of 2011, net subscriber additions increased slightly as the higher gross additions were coupled with a higher number of disconnections due to a higher average monthly subscriber churn rate on the larger subscriber base. The increase in churn was principally due to a more competitive environment.

        Revenues.    Our revenues increased as a result of the larger subscriber base and higher ARPU. The increase in ARPU resulted primarily from price increases on programming packages, higher set-top receiver lease fees and higher advanced service fees, partially offset by higher promotional offers to new and existing subscribers.

        Operating profit before depreciation and amortization.    The improvement of operating profit before depreciation and amortization was primarily due to the gross profit generated from the higher revenues, partially offset by higher subscriber acquisition and upgrade and retention costs.

        Broadcast programming and other costs increased due to annual program supplier rate increases and the larger number of subscribers. Subscriber service expenses increased in the first half of 2011 compared to the first half of 2010 primarily due to the higher number of subscribers.

        Subscriber acquisition costs increased primarily due to higher gross additions and higher SAC per subscriber. SAC per subscriber, which includes the cost of capitalized set-top receivers, increased primarily due to increased subscriber demand for advanced products over the first half of 2010 coupled with increased dealer commissions, partially offset by lower marketing costs per subscriber added. Under our lease program we capitalized $324 million of set-top receivers in the first half of 2011 and $246 million of set-top receivers in the first half 2010 for subscriber acquisitions.

        Upgrade and retention costs increased in the first half of 2011 due to a higher volume of advanced equipment upgrades. Under our lease program we capitalized $145 million of set-top receivers in the first half of 2011 and $152 million the first half of 2010 for subscriber upgrades.

DIRECTV HOLDINGS LLC

        Operating profit.    The increase in operating profit was primarily due to higher operating profit before depreciation and amortization, coupled with lower depreciation and amortization expense due to the completion of the amortization of a subscriber related intangible asset and decreased subscriber equipment capitalization.

        Interest expense.    The increase in interest expense was from an increase in the average debt balance compared to 2010.

        Income tax expense.    The increase in income tax expense was primarily due to the higher income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 2011, our cash and cash equivalents totaled $1,296 million compared with $687 million at December 31, 2010. The $609 million increase resulted primarily from $3,990 million of cash proceeds from the issuance of senior notes and $1,650 million in cash provided by operating activities, partially offset by $3,250 million in dividends paid to our Parent, $1,000 million of cash used to repay long-term debt and $762 million of cash paid for property, equipment and satellites.

        As of June 30, 2011 we had the ability to borrow up to $2 billion under our revolving credit facility, which is available until February 2016. We are subject to restrictive certain covenants under the credit facility.

        As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) was 1.17 at June 30, 2011 and 0.85 at December 31, 2010. The increase in our current ratio during the six months ended June 30, 2011 was primarily due to the change in our cash and cash equivalents.

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

        We expect to fund our cash requirements and our existing business plan using our available cash balances and cash provided by operations. We may borrow additional amounts in the future to maintain our outstanding long-term debt target of approximately 2.5 times our annual operating profit before depreciation and amortization.Additional borrowings, which may include borrowings under our $2 billion revolving credit facility, may be required to fund strategic investment opportunities should they arise.

        Several factors may affect our ability to fund our operations and commitments that we discuss in "Contractual Obligations" and "Contingencies" below. In addition, our future cash flows may be reduced if we experience, among other things, significantly higher subscriber additions than planned, increased subscriber churn or upgrade and retention costs, higher than planned capital expenditures for satellites and broadcast equipment, satellite anomalies or signal theft. Additionally, our ability to borrow under the revolving credit facility is contingent upon us meeting financial and other covenants associated with its facility as more fully described below.

Borrowings

        At June 30, 2011, we had $13,462 million in total outstanding borrowings, bearing a weighted average interest rate of 5.2%. Our outstanding borrowings consist of our senior notes as more fully described in Note 4 of the Notes to the Consolidated Financial Statements in Item 1, Part I of this

DIRECTV HOLDINGS LLC

Quarterly Report and in Note 7 to the Notes to the Consolidated Financial Statements in Item 8, Part II of our 2010 Form 10-K.

        Our senior notes mature as follows: $1,000 million in 2014, $1,200 million in 2015 and $11,300 million thereafter.

Revolving Credit Facility

        In February 2011, our senior secured credit facility was terminated and replaced by a new five-year, $2.0 billion revolving credit facility. We pay a commitment fee of .30% per year for the unused commitment under the revolving credit facility, and borrowings will bear interest at an annual rate of (i) the London interbank offer rate (LIBOR) (or for Euro advances the EURIBOR rate) plus 1.50% or at our option (ii) the higher of the prime rate plus 0.50% or the Fed Funds Rate plus 1.00%. The commitment fee and the annual interest rate may be increased or decreased under certain conditions, which include changes in our long-term, unsecured debt ratings. The revolving credit facility has been fully and unconditionally guaranteed, jointly and severally, by substantially all of our subsidiaries on a senior unsecured basis.

        Covenants and Restrictions.    The revolving credit facility requires us to maintain at the end of each fiscal quarter a specified ratio of indebtedness to adjusted net income. The revolving credit facility also includes covenants that restrict our ability to, among other things, (i) incur additional subsidiary indebtedness, (ii) incur liens, (iii) enter into certain transactions with affiliates, (iv) merge or consolidate with another entity, (v) sell, assign, lease or otherwise dispose of all or substantially all of our assets, and (vi) change our lines of business. Additionally, the senior notes contain restrictive covenants that are similar. Should we fail to comply with these covenants, all or a portion of our borrowings under the senior notes could become immediately payable and our revolving credit facility could be terminated. At June 30, 2011, we were in compliance with all such covenants. The senior notes and revolving credit facility also provide that the borrowings may be required to be prepaid if certain change-in-control events occur.

CONTRACTUAL OBLIGATIONS

        The following table sets forth our contractual obligations as of June 30, 2011, including the future periods in which payments are expected. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements in Part I, Item 1 referenced in the table below and the Notes to the Consolidated Financial Statements in Part II, Item 8 in our Form 10-K for the year ended December 31, 2010.

	Payments due by period
Contractual Obligations	Total	2011	2012-2013	2014-2015	2016 and thereafter
	(Dollars in Millions)
Long-term debt obligations (Note 4)(a)	$22,131	$350	$1,408	$3,539	$16,834
Purchase obligations(b)	6,367	1,006	3,477	1,844	40
Operating lease obligations(c)	313	34	93	46	140
Other long-term liabilities reflected on the Consolidated Balance Sheets under GAAP(d)	71	9	34	17	11

Total	$28,882	$1,399	$5,012	$5,446	$17,025

(a)
Long-term debt obligations include interest calculated based on the rates in effect at June 30, 2011, however, the obligations do not reflect potential prepayments required under its indentures.

DIRECTV HOLDINGS LLC

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

(d)
Payments due by period for other long-term liabilities reflected on the Consolidated Balance Sheet under GAAP do not include payments that could be made related to our net unrecognized tax benefits liability, which amounted to $57 million as of June 30, 2011. The timing and amount of any future payments is not reasonably estimable, as such payments are dependent on the completion and resolution of examinations with tax authorities. We do not expect a significant payment related to these obligations within the next twelve months.

CONTINGENCIES

        For a discussion of "Contingencies," see Part I, Item 1, Note 5 of the Notes to the Consolidated Financial Statements of this Quarterly Report, which we incorporate herein by reference.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

        For a discussion of "Certain Relationships and Related Party Transactions," see Part I, Item 1, Note 6 of the Notes to the Consolidated Financial Statements of this Quarterly Report, which we incorporate herein by reference.

CRITICAL ACCOUNTING ESTIMATES

        There have been no material changes in our critical accounting estimates during the six months ended June 30, 2011. For additional information, see Item 7. Critical Accounting Estimates in Part II of our Annual Report on Form 10-K for the year ended December 31, 2010.

ACCOUNTING CHANGES

        For a discussion of "Accounting Changes" see Part I, Item 1, Note 3 of the Notes to the Consolidated Financial Statements of this Quarterly Report, which we incorporate herein by reference.

KEY TERMINOLOGY

        The following key terminology is used in management's discussion and analysis of financial condition and results of operations:

        Revenues.    We earn revenues mostly from monthly fees we charge subscribers for subscriptions to basic and premium channel programming, HD programming and access fees, pay-per-view programming, and seasonal and live sporting events. We also earn revenues from monthly fees that we charge subscribers with multiple non-leased set-top receivers (which we refer to as mirroring fees), monthly fees we charge subscribers for leased set-top receivers, monthly fees we charge subscribers for

DIRECTV HOLDINGS LLC

DVR service, hardware revenues from subscribers who lease or purchase set-top receivers from us, warranty service fees and advertising services. Revenues are reported net of customer credits and discounted promotions.

        Broadcast Programming and Other.    These costs primarily include license fees for subscription service programming, pay-per-view programming, live sports and other events. Other costs include continuing service fees paid to third parties for active subscribers and warranty service costs.

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

DIRECTV HOLDINGS LLC

        Subscriber Count.    The total number of subscribers represents the total number of subscribers actively subscribing to our service, including subscribers who have suspended their account for a particular season of the year because they are temporarily away from their primary residence and subscribers who are in the process of relocating and commercial equivalent viewing units.

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

*    *    *

ITEM 4.    CONTROLS AND PROCEDURES

        We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q under the supervision and with the participation of management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

*    *    *

DIRECTV HOLDINGS LLC

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

(a)
Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we became or were a party during the quarter ended June 30, 2011 or subsequent thereto, but before the filing of the report, are summarized below:

        Intellectual Property Litigation.    We are a defendant in several unrelated lawsuits claiming infringement of various patents relating to various aspects of our businesses. In certain of these cases other industry participants are also defendants, and also in certain of these cases we expect that any potential liability would be the responsibility of our equipment vendors pursuant to applicable contractual indemnification provisions. To the extent that the allegations in these lawsuits can be analyzed by us at this stage of their proceedings, we believe the claims are without merit and intend to defend the actions vigorously. We have determined that the likelihood of a material liability in such matters is remote or have made appropriate accruals and the final disposition of these claims is not expected to have a material effect on our consolidated financial position. However, if an adverse ruling is made in a lawsuit involving key intellectual property, such ruling could result in a loss that would be material to our consolidated results of operations of any one period. No assurance can be given that any adverse outcome would not be material to our consolidated financial position.

        Other.    We are subject to other legal proceedings and claims that arise in the ordinary course of our business. The amount of ultimate liability with respect to such actions is not expected to materially affect our financial position, results of operations or liquidity.

(b)
No previously reported legal proceedings were terminated during the second quarter ended June 30, 2011.

ITEM 1A.    RISK FACTORS

        Except as discussed below, the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Report for the quarter ended March 31, 2011 have not materially changed. See Part I Item 2 of this Quarterly Report related to "forward-looking statements" which we incorporate by reference.

The National Football League labor dispute has been resolved.

        We have a contract with the National Football League for the exclusive rights to distribute the NFL Sunday Ticket Package to our subscribers. The NFL's collective bargaining agreement with its players expired in March 2011 and the NFL and its players have been engaged in a labor dispute. The NFL and its players recently agreed to a new collective bargaining agreement. Therefore, our risks related to the labor dispute have been resolved and the NFL Sunday Ticket Package will be distributed to our subscribers for the 2011-2012 season pursuant to our contract with the NFL.

DIRECTV HOLDINGS LLC

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit Name
**31.1	Certification of the Chief Executive Officer of DIRECTV Holdings LLC pursuant to Section 302.
**31.2	Certification of the Chief Financial Officer of DIRECTV Holdings LLC pursuant to Section 302.
**31.3	Certification of the Chief Executive Officer of DIRECTV Financing Co., Inc. pursuant to Section 302.
**31.4	Certification of the Chief Financial Officer of DIRECTV Financing Co., Inc. pursuant to Section 302.
**32.1	Certification of the Chief Executive Officer of DIRECTV Holdings LLC pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 ("Section 906").
**32.2	Certification of the Chief Financial Officer of DIRECTV Holdings LLC pursuant to Section 906.
**32.3	Certification of the Chief Executive Officer of DIRECTV Financing Co., Inc. pursuant to Section 906.
**32.4	Certification of the Chief Financial Officer of DIRECTV Financing Co., Inc. pursuant to Section 906.
***101.INS	XBRL Instance Document
***101.SCH	XBRL Taxonomy Extension Schema Document
***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
***101.LAB	XBRL Taxonomy Extension Label Linkbase Document
***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

DIRECTV HOLDINGS LLC (Registrant)
Date: August 4, 2011	By:	/s/ PATRICK T. DOYLE Patrick T. Doyle (Duly Authorized Officer and Executive Vice President and Chief Financial Officer)
DIRECTV FINANCING CO., INC. (Registrant)
Date: August 4, 2011	By:	/s/ PATRICK T. DOYLE Patrick T. Doyle (Duly Authorized Officer and Executive Vice President and Chief Financial Officer)