Form 10-Q
period 2011-09-30
DIRECTV FINANCING CO INC; DIRECTV HOLDINGS LLC
filed 2011-11-04
CIK 1234307, 1234308

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
or
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

DIRECTV HOLDINGS LLC

DIRECTV HOLDINGS LLC

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in Millions)
Revenues	$5,421	$5,031	$15,843	$14,737
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	2,411	2,125	6,818	6,158
Subscriber service expenses	375	351	1,081	999
Broadcast operations expenses	75	68	224	203
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	793	724	2,101	1,929
Upgrade and retention costs	332	306	889	815
General and administrative expenses	282	265	768	741
Depreciation and amortization expense	353	472	1,225	1,465

Total operating costs and expenses	4,621	4,311	13,106	12,310

Operating profit	800	720	2,737	2,427
Interest income	—	—	1	4
Interest expense	(177)	(131)	(519)	(344)
Other, net	6	(9)	29	(9)

Income before income taxes	629	580	2,248	2,078
Income tax expense	(237)	(228)	(848)	(811)

Net income	$392	$352	$1,400	$1,267

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2011	December 31, 2010
	(Dollars in Millions)
ASSETS
Current assets
Cash and cash equivalents	$807	$687
Accounts receivable, net of allowances of $67 and $46	1,792	1,735
Inventories	286	227
Prepaid expenses and other	366	187

Total current assets	3,251	2,836
Satellites, net	1,742	1,794
Property and equipment, net	2,984	2,832
Goodwill	3,177	3,176
Intangible assets, net	463	495
Other assets	258	267

Total assets	$11,875	$11,400

LIABILITIES AND OWNER'S DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$2,705	$2,977
Unearned subscriber revenues and deferred credits	424	378

Total current liabilities	3,129	3,355
Long-term debt	13,463	10,472
Deferred income taxes	1,180	906
Other liabilities and deferred credits	242	288
Commitments and contingencies
Owner's deficit
Capital stock and additional paid-in capital	13	7
Accumulated deficit	(6,152)	(3,628)

Total owner's deficit	(6,139)	(3,621)

Total liabilities and owner's deficit	$11,875	$11,400

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
	(Dollars in Millions)
Cash Flows from Operating Activities
Net income	$1,400	$1,267
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,225	1,465
Amortization of deferred revenues and deferred credits	(27)	(27)
Share-based compensation expense	62	50
Deferred income taxes	260	193
Other	(34)	25
Change in other operating assets and liabilities:
Accounts receivable	(42)	(103)
Inventories	(59)	33
Prepaid expenses and other	(177)	(185)
Accounts payable and accrued liabilities	(220)	5
Unearned subscriber revenue and deferred credits	46	115
Other, net	(10)	(19)

Net cash provided by operating activities	2,424	2,819

Cash Flows from Investing Activities
Cash paid for property and equipment	(404)	(349)
Cash paid for subscriber leased equipment—subscriber acquisitions	(546)	(437)
Cash paid for subscriber leased equipment—upgrade and retention	(236)	(232)
Cash paid for satellites	(83)	(99)
Investment in companies, net of cash acquired	(11)	(1)
Proceeds from sale of investments	55	—
Other, net	1	3

Net cash used in investing activities	(1,224)	(1,115)

Cash Flows from Financing Activities
Cash proceeds from debt issuance	3,990	5,978
Debt issuance costs	(30)	(44)
Repayment of long-term debt	(1,000)	(2,323)
Repayment of other long-term obligations	(61)	(73)
Cash dividends to Parent	(4,000)	(5,500)
Excess tax benefit from share-based compensation	21	8

Net cash used in financing activities	(1,080)	(1,954)

Net increase (decrease) in cash and cash equivalents	120	(250)
Cash and cash equivalents at beginning of the period	687	1,716

Cash and cash equivalents at end of the period	$807	$1,466

Supplemental cash flow information
Cash paid for interest	$512	$248
Cash paid for income taxes	691	717

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

        We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal recurring items) that are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 28, 2011, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the SEC on May 6, 2011, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 5, 2011 and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

        We prepare our consolidated financial statements in conformity with GAAP, which requires us to make estimates and assumptions that affect amounts reported herein. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, our actual results reported in future periods may be affected by changes in those estimates.

Note 2: Divestiture

        In April 2011, we sold an equity method investment for $55 million in cash. As a result of this sale, we recognized a $37 million gain, or $23 million after tax, on the sale in "Other, net" in the Consolidated Statements of Operations, which represents the difference between the selling price and the carrying amount of the equity method investment sold.

Note 3: Accounting Change and Change in Accounting Estimate

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

Change in Accounting Estimate

  Depreciable Lives of Leased Set-Top Receivers

        We currently lease most set-top receivers provided to new and existing subscribers and therefore capitalize the cost of those set-top receivers. We depreciate capitalized set-top receivers over the estimated useful life of the equipment. In our Form 10-K, we disclosed the possibility of a change in useful life for set-top receivers in the near term because we had begun to see indications that useful lives were increasing. As a result of the completion of an extensive evaluation of the estimated useful life of the set-top receivers, including consideration of historical write-offs, improved efficiencies in our refurbishment program, improved set-top receiver failure rates over time and management's judgment of the risk of technological obsolescence, we determined that the estimated useful life of high-definition, or HD, set-top receivers used in our business has increased to four years, from three years as previously estimated. We will continue to depreciate standard definition set-top receivers over a three year estimated useful life. We are accounting for this change in the useful life of the HD set-top receivers as a change in an accounting estimate beginning July 1, 2011. This change had the effect of reducing depreciation and amortization expense and increasing net income in our consolidated results of operations as follows:

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
	(Dollars in Millions)
Depreciation and amortization expense	$(76)	$(76)
Net income	47	47

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 4: Debt

  Senior Notes

        The following table sets forth our outstanding senior notes balance as of:

	Principal amount	Carrying value, net of unamortized original issue discounts or including premium
	September 30, 2011	September 30, 2011	December 31, 2010
		(Dollars in Millions)
4.750% senior notes due 2014	$1,000	$998	$998
3.550% senior notes due 2015	1,200	1,199	1,199
6.375% senior notes due 2015	—	—	1,002
3.125% senior notes due 2016	750	750	750
3.500% senior notes due 2016	1,500	1,498	—
7.625% senior notes due 2016	1,500	1,500	1,500
5.875% senior notes due 2019	1,000	994	994
5.200% senior notes due 2020	1,300	1,298	1,298
4.600% senior notes due 2021	1,000	999	999
5.000% senior notes due 2021	1,500	1,494	—
6.350% senior notes due 2040	500	499	499
6.000% senior notes due 2040	1,250	1,234	1,233
6.375% senior notes due 2041	1,000	1,000	—

Total senior notes	$13,500	$13,463	$10,472

        The fair value of our senior notes was approximately $14,418 million at September 30, 2011 and $10,881 million at December 31, 2010. We calculated the fair values based on quoted market prices of our senior notes, which is a Level 1 input under accounting guidance for fair value measurements of assets and liabilities.

        All of our senior notes were issued by us and have been registered under the Securities Act of 1933, as amended. All of our senior notes are unsecured and have been fully and unconditionally guaranteed, jointly and severally, by substantially all of our domestic subsidiaries. Principal on the senior notes is payable upon maturity, while interest is payable semi-annually.

        As of September 30, 2011, we had the ability to borrow up to $2 billion under a revolving credit facility discussed below.

  2011 Financing Transactions

        On March 10, 2011 we issued the following senior notes:

	Principal	Proceeds, net of discount
	(Dollars in Millions)
3.500% senior notes due 2016	$1,500	$1,497
5.000% senior notes due 2021	1,500	1,493
6.375% senior notes due 2041	1,000	1,000

	$4,000	$3,990

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

        We incurred $24 million of debt issuance costs in connection with this transaction.

        On March 17, 2011, we purchased, pursuant to a tender offer, $341 million of our then outstanding $1,002 million of 6.375% senior notes due in 2015, representing approximately 34% of the total outstanding principal of these notes, at a price of 103.313%, plus accrued and unpaid interest. On June 15, 2011, we redeemed, pursuant to the terms of our indenture, the remaining $659 million of our outstanding 6.375% senior notes due 2015, at a price of 102.125%, plus accrued and unpaid interest. We recorded a pre-tax charge of $25 million, $16 million after tax, during the nine months ended September 30, 2011, as a result of the redemptions, primarily for the premiums paid. The pre-tax charge was recorded in "Other, net" in our Consolidated Statements of Operations.

  2010 Financing Transactions

        On August 17, 2010, pursuant to a registration statement, we issued the following senior notes:

	Principal	Proceeds, net of discount
	(Dollars in Millions)
3.125% senior notes due in 2016	$750	$750
4.600% senior notes due in 2021	1,000	999
6.000% senior notes due in 2040	1,250	1,233

	$3,000	$2,982

        We incurred $19 million of debt issuance costs in connection with this transaction.

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

  Covenants and Restrictions

        The revolving credit facility requires us to maintain at the end of each fiscal quarter a specified ratio of indebtedness to adjusted net income. The revolving credit facility also includes covenants that restrict our ability to, among other things, (i) incur additional subsidiary indebtedness, (ii) incur liens, (iii) enter into certain transactions with affiliates, (iv) merge or consolidate with another entity, (v) sell, assign, lease or otherwise dispose of all or substantially all of our assets, and (vi) change our lines of business. Additionally, the senior notes contain restrictive covenants that are similar. Should we fail to comply with these covenants, all or a portion of our borrowings under the senior notes could become immediately payable and our revolving credit facility could be terminated. At September 30, 2011, we were in compliance with all such covenants. The senior notes and revolving credit facility also provide that the borrowings may be required to be prepaid if certain change-in-control events occur.

Note 5: Commitments and Contingencies

Commitments

  Satellite Commitments

        We have entered into contracts for the construction and launch of two new satellites: D14, which we expect to launch in the first quarter of 2014 and D15, which we expect to launch in the fourth quarter of 2014. D14 and D15 are expected to provide us additional HD, replacement, and backup capacity.

        Total cash payments under these agreements aggregate to $580 million, payable as follows $53 million in the remainder of 2011, $215 million in 2012, $229 million in 2013, $57 million in 2014, and $26 million in 2015.

Contingencies

  Litigation

        Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

treble damage claims, or demands that, if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at September 30, 2011. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material effect on our consolidated financial statements.

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

  Satellites

        We may purchase in-orbit and launch insurance to mitigate the potential financial impact of satellite launch and in-orbit failures if the premium costs are considered economic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on our ability to provide service. At September 30, 2011, the net book value of in-orbit satellites was $1,577 million, all of which was uninsured.

        During the third quarter of 2011, the propulsion system used to maintain our D10 satellite's position in orbit temporarily ceased to function. If the propulsion system were to permanently fail, we

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

would be required to de-orbit the satellite and record an impairment charge for its remaining book value, which was approximately $274 million at September 30, 2011. We currently have sufficient backup capacity to continue broadcasting most of the channels broadcast from this satellite; however, we would lose some of our HD pay-per-view channels if this satellite has to be de-orbited before additional capacity becomes available. We do not believe the loss of such channels would materially affect our results of operations or financial position.

Note 6: Related Party Transactions

        In the ordinary course of our operations, we enter into transactions with related parties as discussed below.

  DIRECTV and affiliates

        We determine our income taxes based upon our tax sharing agreement with our Parent, which generally provides that the current income tax liability or receivable be computed as if we were a separate taxpayer. Payments made to our Parent under this tax sharing arrangement were $658 million for the nine months ended September 30, 2011 and $698 million for the nine months ended September 30, 2010. We also receive an allocation of employee benefit expenses from our Parent. We believe that our consolidated financial statements reflect our cost of doing business in accordance with SEC Staff Accounting Bulletin Topic 1.B, "Allocation of Expenses and Related Disclosures in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity."

        We paid dividends to our Parent of $4,000 million during the nine months ended September 30, 2011 and $5,500 million during the nine months ended September 30, 2010 from available cash and cash equivalents. In October 2011, we paid a $400 million dividend to our Parent.

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

        The following table summarizes sales to, and purchases from, related parties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in Millions)
Sales:
Liberty Media and affiliates	$—	$—	$—	$26
Discovery Communications, Liberty Global and affiliates	—	—	—	5
DIRECTV and affiliates	2	1	6	5
Other	—	3	1	4

Total	$2	$4	$7	$40

Purchases:
Liberty Media and affiliates	$—	$—	$—	$143
Discovery Communications, Liberty Global and affiliates	—	—	—	111
DIRECTV and affiliates	15	14	43	41
Other	20	23	67	68

Total	$35	$37	$110	$363

        The following table sets forth the amount of accounts receivable from and accounts payable to related parties as of:

	September 30, 2011	December 31, 2010
	(Dollars in Millions)
Accounts receivable	$3	$9
Accounts payable	51	63

        The accounts receivable and accounts payable balances as of September 30, 2011 and December 31, 2010 are primarily related to intercompany transactions with our Parent.

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 7: Condensed Consolidating Financial Statements

        The following presents the condensed consolidating statements of operations for the three and nine months ended September 30, 2011 and September 30, 2010, the condensed consolidating balance sheets as of September 30, 2011 and December 31, 2010, and the condensed consolidating statements of cash flows for the nine months ended September 30, 2011 and September 30, 2010 of DIRECTV Holdings together with DIRECTV Financing, or the Co-Issuers, and each of DIRECTV Holdings' material subsidiaries (other than DIRECTV Financing), or the Guarantor Subsidiaries, and the eliminations necessary to present DIRECTV Holdings' financial statements on a consolidated basis. These condensed consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of DIRECTV Holdings.

Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2011

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Revenues	$178	$5,421	$(178)	$5,421
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	2,411	—	2,411
Subscriber service expenses	—	375	—	375
Broadcast operations expenses	—	75	—	75
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	793	—	793
Upgrade and retention costs	—	332	—	332
General and administrative expenses	—	460	(178)	282
Depreciation and amortization expense	—	353	—	353

Total operating costs and expenses	—	4,799	(178)	4,621

Operating profit	178	622	—	800
Equity in income of consolidated subsidiaries	391	—	(391)	—
Interest expense	(176)	(1)	—	(177)
Other, net	—	6	—	6

Income (loss) before income taxes	393	627	(391)	629
Income expense	(1)	(236)	—	(237)

Net income (loss)	$392	$391	$(391)	$392

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2010

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Revenues	$119	$5,031	$(119)	$5,031
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	2,125	—	2,125
Subscriber service expenses	—	351	—	351
Broadcast operations expenses	—	68	—	68
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	724	—	724
Upgrade and retention costs	—	306	—	306
General and administrative expenses	—	384	(119)	265
Depreciation and amortization expense	—	472	—	472

Total operating costs and expenses	—	4,430	(119)	4,311

Operating profit	119	601	—	720
Equity in income of consolidated subsidiaries	367	—	(367)	—
Interest expense	(129)	(2)	—	(131)
Other, net	(15)	6	—	(9)

Income (loss) before income taxes	342	605	(367)	580
Income tax benefit (expense)	10	(238)	—	(228)

Net income (loss)	$352	$367	$(367)	$352

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2011

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Revenues	$505	$15,843	$(505)	$15,843
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	6,818	—	6,818
Subscriber service expenses	—	1,081	—	1,081
Broadcast operations expenses	—	224	—	224
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	2,101	—	2,101
Upgrade and retention costs	—	889	—	889
General and administrative expenses	—	1,273	(505)	768
Depreciation and amortization expense	—	1,225	—	1,225

Total operating costs and expenses	—	13,611	(505)	13,106

Operating profit	505	2,232	—	2,737
Equity in income of consolidated subsidiaries	1,423	—	(1,423)	—
Interest income	—	1	—	1
Interest expense	(516)	(3)	—	(519)
Other, net	(25)	54	—	29

Income (loss) before income taxes	1,387	2,284	(1,423)	2,248
Income tax benefit (expense)	13	(861)	—	(848)

Net income (loss)	$1,400	$1,423	$(1,423)	$1,400

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2010

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Revenues	$320	$14,737	$(320)	$14,737
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	6,158	—	6,158
Subscriber service expenses	—	999	—	999
Broadcast operations expenses	—	203	—	203
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	1,929	—	1,929
Upgrade and retention costs	—	815	—	815
General and administrative expenses	—	1,061	(320)	741
Depreciation and amortization expense	—	1,465	—	1,465

Total operating costs and expenses	—	12,630	(320)	12,310

Operating profit	320	2,107	—	2,427
Equity in income of consolidated subsidiaries	1,293	—	(1,293)	—
Interest income	1	3	—	4
Interest expense	(338)	(6)	—	(344)
Other, net	(25)	16	—	(9)

Income (loss) before income taxes	1,251	2,120	(1,293)	2,078
Income tax benefit (expense)	16	(827)	—	(811)

Net income (loss)	$1,267	$1,293	$(1,293)	$1,267

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Balance Sheet
As of September 30, 2011

	Co-Issuers	Guarantor Subsidiaries	Eliminations	DIRECTV Holdings Consolidated
	(Dollars in Millions)
ASSETS
Total current assets	$871	$2,435	$(55)	$3,251
Satellites, net	—	1,742	—	1,742
Property and equipment, net	—	2,984	—	2,984
Goodwill	1,828	1,349	—	3,177
Intangible assets, net	—	463	—	463
Other assets	15,384	7,220	(22,346)	258

Total assets	$18,083	$16,193	$(22,401)	$11,875

LIABILITIES AND OWNER'S EQUITY (DEFICIT)
Total current liabilities	$160	$3,022	$(53)	$3,129
Long-term debt	13,463	—	—	13,463
Deferred income taxes	—	1,397	(217)	1,180
Other liabilities and deferred credits	10,599	244	(10,601)	242
Owner's equity (deficit)
Capital stock and additional paid-in capital	13	4,684	(4,684)	13
Retained earnings (accumulated deficit)	(6,152)	6,846	(6,846)	(6,152)

Total owner's equity (deficit)	(6,139)	11,530	(11,530)	(6,139)

Total liabilities and owner's equity (deficit)	$18,083	$16,193	$(22,401)	$11,875

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

DIRECTV HOLDINGS LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2011

	Co-Issuers	Guarantor Subsidiaries	DIRECTV Holdings Consolidated
	(Dollars in Millions)
Cash flows from operating activities
Net cash provided by operating activities	$1,148	$1,276	$2,424

Cash flows from investing activities
Cash paid for property and equipment	—	(404)	(404)
Cash paid for subscriber leased equipment—subscriber acquisition	—	(546)	(546)
Cash paid for subscriber leased equipment—upgrade and retention	—	(236)	(236)
Cash paid for satellites	—	(83)	(83)
Investment in companies, net of cash acquired	—	(11)	(11)
Proceeds from sale of investments	—	55	55
Other	—	1	1

Net cash used in investing activities	—	(1,224)	(1,224)

Cash flows from financing activities
Cash proceeds from debt issuance	3,990	—	3,990
Debt issuance costs	(30)	—	(30)
Repayment of long-term debt	(1,000)	—	(1,000)
Repayment of other long-term obligations	—	(61)	(61)
Cash dividend to Parent	(4,000)	—	(4,000)
Excess tax benefit from share-based compensation	—	21	21

Net cash used in financing activities	(1,040)	(40)	(1,080)

Net increase in cash and cash equivalents	108	12	120
Cash and cash equivalents at beginning of the period	683	4	687

Cash and cash equivalents at the end of the period	$791	$16	$807

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

DIRECTV HOLDINGS LLC

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following management's discussion and analysis should be read in conjunction with our management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 28, 2011, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the SEC on May 6, 2011 our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 5, 2011 and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

        This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, "forward-looking statements" within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by the use of statements that include phrases such as we "believe", "expect", "anticipate", "intend", "plan", "foresee", "project" or other similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make regarding our outlook for 2011 financial results, liquidity and capital resources.

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

CONTENTS

        The following is a discussion of our results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report. Information in this section is organized as follows:

  •
  Business Overview

  •
  Significant Events Affecting the Comparability of the Results of Operations

  •
  Results of Operations

  •
  Liquidity and Capital Resources

  •
  Contractual Obligations

  •
  Contingencies

  •
  Certain Relationships and Related Party Transactions

  •
  Critical Accounting Estimates

  •
  Accounting Changes

  •
  Key Terminology

DIRECTV HOLDINGS LLC

BUSINESS OVERVIEW

        We are a wholly-owned subsidiary of DIRECTV and our subsidiaries include DIRECTV Enterprises, LLC and its wholly-owned subsidiaries and DIRECTV Financing Co., Inc. We acquire, promote, sell and distribute digital entertainment programming primarily via satellite to residential and commercial subscribers. We are the largest provider of direct-to-home, or DTH, digital television services and the second largest provider in the multi-channel video programming distribution, or MVPD, industry in the United States. As of September 30, 2011, we had approximately 19.8 million subscribers.

SIGNIFICANT EVENTS AFFECTING THE COMPARABILITY OF THE RESULTS OF OPERATIONS

Change in Accounting Estimate

  Depreciable Lives of Leased Set-Top Receivers

        We currently lease most set-top receivers provided to new and existing subscribers and therefore capitalize the cost of those set-top receivers. We depreciate capitalized set-top receivers over the estimated useful life of the equipment. In our Form 10-K, we disclosed the possibility of a change in useful life for set-top receivers in the near term because we had begun to see indications that useful lives were increasing. As a result of the completion of an extensive evaluation of the estimated useful life of the set-top receivers, including consideration of historical write-offs, improved efficiencies in our refurbishment program, improved set-top receiver failure rates over time and management's judgment of the risk of technological obsolescence, we determined that the estimated useful life of high-definition, or HD, set-top receivers used in our business has increased to four years, from three years as previously estimated. We will continue to depreciate standard definition set-top receivers over a three year estimated useful life. We are accounting for this change in the useful life of the HD set-top receivers as a change in an accounting estimate beginning July 1, 2011. This change had the effect of reducing depreciation and amortization expense and increasing net income in our consolidated results of operations as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	(Dollars in Millions, Except Per Share Amounts)
Depreciation and amortization expense	$(76)	$(76)
Net income	47	47

Financing Transactions

  2011 Financing Transactions

        In March 2011, we issued $4.0 billion of senior notes resulting in $3,990 million of proceeds, net of discount.

        In March 2011, we completed a fixed price tender offer to purchase $341 million of the outstanding 6.375% senior notes due in 2015. On June 15, 2011, we redeemed, pursuant to the terms of our indenture, the remaining $659 million of our outstanding 6.375% senior notes due 2015, at a price of 102.125%, plus accrued and unpaid interest. We recorded a pre-tax charge of $25 million, $16 million after tax during the nine months ended September 30, 2011, as a result of the redemptions, primarily for the premiums paid. The pre-tax charge was recorded in "Other, net" in our Consolidated Statements of Operations.

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

DIRECTV HOLDINGS LLC

RESULTS OF OPERATIONS

        The following table sets forth our unaudited consolidated statements of operations and certain other operating data:

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

	Three Months Ended September 30,		Change
	2011	2010	$	%
	(Dollars in Millions)
Revenues	$5,421	$5,031	$390	7.8%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	2,411	2,125	286	13.5%
Subscriber service expenses	375	351	24	6.8%
Broadcast operations expenses	75	68	7	10.3%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	793	724	69	9.5%
Upgrade and retention costs	332	306	26	8.5%
General and administrative expenses	282	265	17	6.4%
Depreciation and amortization expense	353	472	(119)	(25.2)%

Total operating costs and expenses	4,621	4,311	310	7.2%

Operating profit	800	720	80	11.1%
Interest expense	(177)	(131)	(46)	35.1%
Other, net	6	(9)	15	(166.7)%

Income before income taxes	629	580	49	8.4%
Income tax expense	(237)	(228)	(9)	3.9%

Net income	$392	$352	$40	11.4%

Other Data:
Operating profit margin	14.8%	14.3%	—	—
Operating profit before depreciation and amortization(1)
Operating profit	$800	$720	$80	11.1%
Add: Depreciation and amortization expense	353	472	(119)	(25.2)%

Operating profit before depreciation and amortization	$1,153	$1,192	$(39)	(3.3)%

Operating profit before depreciation and amortization—margin(1)	21.3%	23.7%	—	—
Cash Flow Information
Net cash provided by operating activities	$774	$878	$(104)	(11.8)%
Net cash used in investing activities	(506)	(425)	(81)	19.1%
Net cash used in financing activities	(757)	209	(966)	462.2%

DIRECTV HOLDINGS LLC

	Three Months Ended September 30,		Change
	2011	2010	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Free cash flow(2)
Net cash provided by operating activities	$774	$878	$(104)	(11.8)%
Less: Cash paid for property and equipment	(159)	(127)	(32)	25.2%
Cash paid for subscriber leased equipment—subscriber acquisitions	(222)	(191)	(31)	16.2%
Cash paid for subscriber leased equipment—upgrade and retention	(91)	(80)	(11)	13.8%
Cash paid for satellites	(35)	(30)	(5)	16.7%

Free cash flow	$267	$450	$(183)	(40.7)%

Subscriber data
Total number of subscribers (000's)	19,760	18,934	826	4.4%
ARPU	$92.21	$88.98	$3.23	3.6%
Average monthly subscriber churn %	1.62%	1.70%	—	(4.7)%
Gross subscriber additions (000's)	1,280	1,137	143	12.6%
Subscriber disconnections (000's)	953	963	(10)	(1.0)%
Net subscriber additions (000's)	327	174	153	87.9%
Average subscriber acquisition costs—per subscriber (SAC)	$793	$805	$(12)	(1.5)%

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

        Subscribers.    In the third quarter of 2011, net subscriber additions increased due to higher gross additions resulting from our improved customer offers and a lower churn rate resulting primarily from higher retention offers to existing subscribers.

        Revenues.    Our revenues increased as a result of the larger subscriber base and higher ARPU. The increase in ARPU resulted primarily from price increases on programming packages and lease fees, as well as higher advanced service fees, partially offset by higher promotional offers to new and existing subscribers.

        Operating profit before depreciation and amortization.    Operating profit before depreciation and amortization and the related margin decreased in the third quarter of 2011 as compared to the third quarter of 2010 as higher revenues were more than offset by higher programming, subscriber acquisition and upgrade and retention costs.

        Broadcast programming and other costs increased primarily due to annual program supplier rate increases, higher costs resulting from our new NFL Sunday Ticket contract, which went into effect with the 2011 season and the larger number of subscribers. Subscriber service expenses increased in the third quarter of 2011 compared to the third quarter of 2010 primarily due to the higher number of subscribers.

        Subscriber acquisition costs increased primarily due to higher gross subscriber additions as well as higher dealer commissions. Subscriber acquisition costs per subscriber, or SAC, which includes the cost of capitalized set-top receivers, decreased primarily due to lower marketing costs per subscriber added, partially offset by increased dealer commissions. Under our lease program we capitalized $222 million of set-top receivers in the third quarter of 2011 and $191 million in the third quarter of 2010 for subscriber acquisitions.

        Upgrade and retention costs increased in the third quarter of 2011 due to a higher volume of advanced equipment upgrades and a more competitive environment. Under our lease program we capitalized $91 million of set-top receivers in the third quarter of 2011 and $80 million in the third quarter of 2010 for subscriber upgrades.

        Operating profit.    Operating profit and operating profit margin increased in the third quarter of 2011 compared to the third quarter of 2010. The increase in operating profit margin was primarily due

DIRECTV HOLDINGS LLC

to lower depreciation and amortization expense in the third quarter of 2011 resulting from the change in HD set-top receiver estimated depreciable life from three to four years, the completion of the amortization of a subscriber related intangible asset and lower depreciation expense associated with a reduction in capitalized set-top receivers over the last several years, partially offset by lower operating profit before depreciation and amortization.

        Interest expense.    The increase in interest expense was from an increase in the average debt balance compared to 2010.

        Income tax expense.    The increase in income tax expense was primarily due to the higher income before income taxes.

Nine Months Ended September 30, 2011 Compared with the Nine Months Ended September 30, 2010

	Nine Months Ended September 30,		Change
	2011	2010	$	%
	(Dollars in Millions)
Revenues	$15,843	$14,737	$1,106	7.5%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	6,818	6,158	660	10.7%
Subscriber service expenses	1,081	999	82	8.2%
Broadcast operations expenses	224	203	21	10.3%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	2,101	1,929	172	8.9%
Upgrade and retention costs	889	815	74	9.1%
General and administrative expenses	768	741	27	3.6%
Depreciation and amortization expense	1,225	1,465	(240)	(16.4)%

Total operating costs and expenses	13,106	12,310	796	6.5%

Operating profit	2,737	2,427	310	12.8%
Interest income	1	4	(3)	(75.0)%
Interest expense	(519)	(344)	(175)	50.9%
Other, net	29	(9)	38	422.2%

Income before income taxes	2,248	2,078	170	8.2%
Income tax expense	(848)	(811)	(37)	4.6%

Net income	$1,400	$1,267	$133	10.5%

Other Data:
Operating profit margin	17.3%	16.5%	—	—
Operating profit before depreciation and amortization(1)
Operating profit	$2,737	$2,427	$310	12.8%
Add: Depreciation and amortization expense	1,225	1,465	(240)	(16.4)%

Operating profit before depreciation and amortization	$3,962	$3,892	$70	1.8%

Operating profit before depreciation and amortization—margin(1)	25.0%	26.4%	—	—
Cash Flow Information
Net cash provided by operating activities	$2,424	$2,819	$(395)	(14.0)%
Net cash used in investing activities	(1,224)	(1,115)	(109)	9.8%
Net cash used in financing activities	(1,080)	(1,954)	874	(44.7)%

DIRECTV HOLDINGS LLC

	Nine Months Ended September 30,		Change
	2011	2010	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Free cash flow(2)
Net cash provided by operating activities	$2,424	$2,819	$(395)	(14.0)%
Less: Cash paid for property and equipment	(404)	(349)	(55)	15.8%
Cash paid for subscriber leased equipment—subscriber acquisitions	(546)	(437)	(109)	24.9%
Cash paid for subscriber leased equipment—upgrade and retention	(236)	(232)	(4)	1.7%
Cash paid for satellites	(83)	(99)	16	(16.2)%

Free cash flow	$1,155	$1,702	$547	32.1%

Subscriber data
Total number of subscribers (000's)	19,760	18,934	826	4.4%
ARPU	$90.48	$87.43	$3.05	3.5%
Average monthly subscriber churn %	1.57%	1.56%	—	0.6%
Gross subscriber additions (000's)	3,286	3,008	278	9.2%
Subscriber disconnections (000's)	2,749	2,634	115	4.4%
Net subscriber additions (000's)	537	374	163	43.6%
Average subscriber acquisition costs—per subscriber (SAC)	$806	$787	$19	2.4%

        Subscribers.    In 2011, net subscriber additions increased due to higher gross additions mainly resulting from improved customer offers. Churn was relatively unchanged from 2010.

        Revenues.    Our revenues increased as a result of the larger subscriber base and higher ARPU. The increase in ARPU resulted primarily from price increases on programming packages, higher set-top receiver lease fees and higher advanced service fees, partially offset by higher promotional offers to new and existing subscribers.

        Operating profit before depreciation and amortization.    Operating profit before depreciation and amortization was higher in 2011 as compared to 2010 as increased revenues were partially offset by higher programming costs, increased subscriber acquisition costs and higher upgrade and retention costs. Operating profit before depreciation and amortization margin decreased in 2011 as compared to 2010 as the revenue growth was more than offset by higher relative growth in broadcast programming, subscriber acquisition and upgrade and retention costs.

        Broadcast programming and other costs increased primarily due to annual program supplier rate increases, higher costs resulting from our new NFL Sunday Ticket™ contract, which went into effect with the 2011 season and the larger number of subscribers . Subscriber service expenses increased in 2011 compared to 2010 primarily due to service quality improvement initiatives and the higher number of subscribers.

        Subscriber acquisition costs increased primarily due to higher gross additions and higher SAC per subscriber. SAC per subscriber, which includes the cost of capitalized set-top receivers, increased primarily due to increased subscriber demand for advanced products over 2010 coupled with increased dealer commissions, partially offset by lower marketing costs per subscriber added. Under our lease program we capitalized $546 million of set-top receivers in 2011 and $437 million of set-top receivers in 2010 for subscriber acquisitions.

DIRECTV HOLDINGS LLC

        Upgrade and retention costs increased in 2011 due to a higher volume of advanced equipment upgrades. Under our lease program we capitalized $236 million of set-top receivers in 2011 and $232 million in 2010 for subscriber upgrades.

        Operating profit.    Operating profit and operating profit margin increased in 2011 as compared to 2010 due to lower depreciation and amortization expense in 2011 resulting from the change in HD set-top receiver estimated depreciable life from three to four years, the completion of the amortization of a subscriber related intangible asset and lower depreciation expense associated with a reduction in capital set-top receivers over the last several years, partially offset by lower operating profit before depreciation and amortization margin.

        Interest expense.    The increase in interest expense was from an increase in the average debt balance compared to 2010.

        Income tax expense.    The increase in income tax expense was primarily due to the higher income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 2011, our cash and cash equivalents totaled $807 million compared with $687 million at December 31, 2010. The $120 million increase resulted primarily from $3,990 million of cash proceeds from the issuance of senior notes and $2,424 million in cash provided by operating activities, partially offset by $4,000 million in dividends paid to our Parent, $1,000 million of cash used to repay long-term debt and $1,269 million of cash paid for property, equipment and satellites.

        As of September 30, 2011 we had the ability to borrow up to $2 billion under our revolving credit facility, which is available until February 2016. We are subject to restrictive certain covenants under the credit facility.

        As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) was 1.04 at September 30, 2011 and 0.85 at December 31, 2010. The increase in our current ratio during the nine months ended September 30, 2011 was primarily due to an increase in our cash and cash equivalents and prepaid expenses and other, and lower accounts payable and accrued liabilities.

        We have received capital contributions and have borrowed amounts from our Parent in the past to fund certain transactions. We may also provide dividends to our Parent or fund other cash requirements, including additional share repurchase programs or other distributions to its stockholders. We may use available cash and cash equivalents, cash from operations, or incur additional borrowings to fund such dividends. In October 2011, we paid a $400 million dividend to our Parent.

        We expect to fund our cash requirements and our existing business plan using our available cash balances and cash provided by operations. In addition, our Parent presently expects to add its guarantee for existing and future debt offerings consistent with its objective of achieving a long-term debt target of 2.5 times annual operating profit before depreciation and amortization of DIRECTV on a consolidated basis. Additional borrowings, which may include borrowings under our $2 billion revolving credit facility, may be required to achieve this target and fund strategic investment opportunities should they arise.

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

DIRECTV HOLDINGS LLC

borrow under the revolving credit facility is contingent upon us meeting financial and other covenants associated with its facility as more fully described below.

Borrowings

        At September 30, 2011, we had $13,463 million in total outstanding borrowings, bearing a weighted average interest rate of 5.2%. Our outstanding borrowings consist of our senior notes as more fully described in Note 4 of the Notes to the Consolidated Financial Statements in Item 1, Part I of this Quarterly Report and in Note 7 to the Notes to the Consolidated Financial Statements in Item 8, Part II of our 2010 Form 10-K.

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

        Covenants and Restrictions.    The revolving credit facility requires us to maintain at the end of each fiscal quarter a specified ratio of indebtedness to adjusted net income. The revolving credit facility also includes covenants that restrict our ability to, among other things, (i) incur additional subsidiary indebtedness, (ii) incur liens, (iii) enter into certain transactions with affiliates, (iv) merge or consolidate with another entity, (v) sell, assign, lease or otherwise dispose of all or substantially all of our assets, and (vi) change our lines of business. Additionally, the senior notes contain restrictive covenants that are similar. Should we fail to comply with these covenants, all or a portion of our borrowings under the senior notes could become immediately payable and our revolving credit facility could be terminated. At September 30, 2011, we were in compliance with all such covenants. The senior notes and revolving credit facility also provide that the borrowings may be required to be prepaid if certain change-in-control events occur.

DIRECTV HOLDINGS LLC

CONTRACTUAL OBLIGATIONS

        The following table sets forth our contractual obligations as of September 30, 2011, including the future periods in which payments are expected. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements in Part I, Item 1 referenced in the table below and the Notes to the Consolidated Financial Statements in Part II, Item 8 in our Form 10-K for the year ended December 31, 2010.

		Payments due by period			2016 and thereafter
Contractual Obligations	Total	2011	2012-2013	2014-2015
	(Dollars in Millions)
Long-term debt obligations (Note 4)(a)	$21,894	$113	$1,408	$3,540	$16,833
Purchase obligations(b)	6,285	510	3,808	1,927	40
Operating lease obligations(c)	319	16	97	52	154
Other long-term liabilities reflected on the Consolidated Balance Sheets under GAAP(d)	80	5	40	23	12

Total	$28,578	$644	$5,353	$5,542	$17,039

(a)
Long-term debt obligations include interest calculated based on the rates in effect at September 30, 2011, however, the obligations do not reflect potential prepayments required under its indentures.

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

(d)
Payments due by period for other long-term liabilities reflected on the Consolidated Balance Sheet under GAAP do not include payments that could be made related to our net unrecognized tax benefits liability, which amounted to $57 million as of September 30, 2011. The timing and amount of any future payments is not reasonably estimable, as such payments are dependent on the completion and resolution of examinations with tax authorities. We do not expect a significant payment related to these obligations within the next twelve months.

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

DIRECTV HOLDINGS LLC

CRITICAL ACCOUNTING ESTIMATES

        For a discussion of changes to our "Critical Accounting Estimates," see Part I, Item 1, Note 3 of the Notes to the Consolidated Financial Statements of this Quarterly Report, which we incorporate herein by reference. For additional information, see Item 7. Critical Accounting Estimates in Part II of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

DIRECTV HOLDINGS LLC

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

*    *    *

ITEM 4.    CONTROLS AND PROCEDURES

        We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q under the supervision and with the participation of management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

*    *    *

DIRECTV HOLDINGS LLC

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

(a)
Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we became or were a party during the quarter ended September 30, 2011 or subsequent thereto, but before the filing of the report, are summarized below:

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

(b)
No previously reported legal proceedings were terminated during the third quarter ended September 30, 2011.

ITEM 1A.    RISK FACTORS

        Except as discussed below, the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2010, our Quarterly Report for the quarter ended March 31, 2011 and our Quarterly Report for the quarter ended June 30, 2011 have not materially changed. See Part I Item 2 of this Quarterly Report related to "forward-looking statements" which we incorporate by reference.

The National Football League labor dispute has been resolved.

        We have a contract with the National Football League for the exclusive rights to distribute the NFL Sunday Ticket Package to our subscribers. The NFL's collective bargaining agreement with its players expired in March 2011 and the NFL and its players have been engaged in a labor dispute. The NFL and its players agreed to a new collective bargaining agreement. Therefore, our risks related to the labor dispute have been resolved and the NFL Sunday Ticket Package is being distributed to our subscribers for the 2011-2012 season pursuant to our contract with the NFL.

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

DIRECTV HOLDINGS LLC (Registrant)
Date: November 3, 2011	By:	/s/ PATRICK T. DOYLE Patrick T. Doyle (Duly Authorized Officer and Executive Vice President and Chief Financial Officer)
DIRECTV FINANCING CO., INC. (Registrant)
Date: November 3, 2011	By:	/s/ PATRICK T. DOYLE Patrick T. Doyle (Duly Authorized Officer and Executive Vice President and Chief Financial Officer)